Form 10-Q
period 1994-01-31
ROANOKE ELECTRIC STEEL CORP
filed 1994-03-16
CIK 84278

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 FORM 10-Q

       (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 1994

                                    OR

      (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________to ___________________

                      Commission file number  0-2389

                    ROANOKE ELECTRIC STEEL CORPORATION
          (Exact name of Registrant as specified in its charter)


                     Virginia                                 54-0585263
         (State or other jurisdiction of
          incorporation or organization)                   Identification No.)

      102 Westside Blvd., N.W., Roanoke, Virginia            24017
      (Address of principal executive offices)            (Zip Code)

                                (703) 342-1831
           (Registrant's telephone number, including area code )

                                       N/A
               (Former name, former address and former fiscal year, if
                        changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    x     No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of January 31, 1994.

                       5,308,909 Shares outstanding

                    ROANOKE ELECTRIC STEEL CORPORATION

                                 FORM 10-Q

                                 CONTENTS

                                                                        Page
1. Part I- Financial Information                                        3 - 10

   Item 1. Financial Statements:

     a.    Consolidated Balance Sheets                                  3
     b.    Consolidated Statements of Earnings                          4
     c.    Consolidated Statements of Cash Flows                        5
     d.    Notes to Consolidated Financial Statements                   6 - 7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    8 - 9

   Review by Independent Certified Public Accountants                   10


2. Part II - Other Information                                          11
   Item 1.   Legal Proceedings                                          11
   Item 4.   Submission of Matters to a Vote of Security Holders        11
   Item 6.   Exhibits and Reports on Form 8-K                           11


3. Signatures                                                           12


4. Exhibit Index pursuant to Regulation S-K                             13


5. Exhibits

     a.    Executive Officer Incentive Arrangement                      14
     b.    Roanoke Electric Steel Corporation Employees'
              Stock Option Plan                                         14
     c.    Independent Accountants' Report                              15

                           PART I - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                         ROANOKE ELECTRIC STEEL CORPORATION

                            Consolidated Balance Sheets
                                      ASSETS
                                                    (Unaudited)     (Audited)
                                                    January 31,    October 31,
                                                        1994           1993
CURRENT ASSETS
  Cash and cash equivalents                        $  1,645,923   $  3,067,418
  Investments                                         6,224,600      5,243,735
  Accounts receivable                                23,993,133     28,074,878
  Inventories                                        24,231,908     24,069,180
  Prepaid expenses                                    1,344,610      1,324,123
       Total current assets                          57,440,174     61,779,334
PROPERTY, PLANT AND EQUIPMENT
  Land                                                3,243,426      3,243,426
  Buildings                                          15,122,803     15,121,826
  Other property and equipment                       93,851,865     93,677,568
  Assets under construction                           5,225,508      2,897,377
       Sub-total                                    117,443,602    114,940,197
  Less--accumulated depreciation                     50,489,205     48,728,280
                                                     66,954,397     66,211,917
OTHER ASSETS
  Unamortized excess of cost of investment in
    subsidiary over net assets acquired                 248,629        295,247
  Other                                               1,055,210      1,015,741
                                                      1,303,839      1,310,988
                                                  $ 125,698,410  $ 129,302,239

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                $  4,965,500   $  4,965,500
  Notes payable                                       5,000,000      6,000,000
  Accounts payable                                   11,471,787     11,595,102
  Dividend payable                                      637,069        636,589
  Employees' taxes withheld                             252,307        207,069
  Accrued profit-sharing contribution                   567,721      1,680,246
  Accrued wages and expenses                          1,189,645      1,536,585
  Accrued income taxes                                  789,620         69,538
       Total current liabilities                     24,873,649     26,690,629
LONG-TERM DEBT
  Notes payable                                      28,307,625     30,486,500
  Less--current portion                               4,965,500      4,965,500
                                                     23,342,125     25,521,000
DEFERRED INCOME TAXES                                10,701,093     13,887,033
POSTRETIREMENT LIABILITIES                               60,500          -
STOCKHOLDERS' EQUITY
  Common stock--no par value--authorized 10,000,000
    shares, issued 5,906,738 shares in 1994 and
    5,901,538 in 1993                                   751,151        722,151
    Capital in excess of stated value                 9,349,429      9,349,429
    Retained earnings                                57,815,331     54,326,865
                                                     67,915,911     64,398,445
    Less--treasury stock, 597,829 shares--at cost     1,194,868      1,194,868
         Total stockholders' equity                  66,721,043     63,203,577
                                                  $ 125,698,410  $ 129,302,239

The accompanying notes to consolidated financial statements are an integral part of this statement.



                    ROANOKE ELECTRIC STEEL CORPORATION

                    Consolidated Statements of Earnings


                                                            (Unaudited)
                                                         Three Months Ended
                                                             January 31,
                                                         1994          1993

NET SALES                                           $ 46,712,540  $ 35,999,788

COST OF SALES                                         40,658,423    32,039,655

GROSS EARNINGS                                         6,054,117     3,960,133


OTHER OPERATING EXPENSES
   Administrative                                      3,307,537     2,533,262
   Interest, net                                         454,737       435,282
   Profit-sharing                                        567,721       172,903
                                                       4,329,995     3,141,447

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES           1,724,122       818,686

INCOME TAXES                                             692,526       300,830

NET EARNINGS BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLES                     1,031,596       517,856

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLES FOR INCOME TAXES                         3,093,940         -

NET EARNINGS                                        $  4,125,536  $    517,856

Weighted average number of common shares
   outstanding *                                       5,306,702     5,303,709

Net earnings per share of common stock
   Net earnings before cumulative effect of
      accounting change                             $       0.20  $       0.10

   Cumulative effect of accounting change for
      income taxes                                  $       0.58  $      -

   Net earnings per share of common stock           $       0.78  $       0.10

Cash dividends per share of common stock            $       0.12  $       0.12

* Adjusted for stock options exercised.

The accompanying notes to consolidated financial statements are an integral part of this statement.



                 ROANOKE ELECTRIC STEEL CORPORATION

                Consolidated Statements of Cash Flows

                                                           (Unaudited)
                                                         Three Months Ended
                                                             January 31,
                                                          1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                           $ 4,125,536  $   517,856
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Cumulative effect of change in accounting
      for income taxes                                  (3,093,940)       -
   Postretirement liabilities                               60,500        -
   Depreciation and amortization                         1,865,385    1,851,186
   Deferred income taxes                                   (92,000)     (42,000)
   Changes in assets and liabilities which provided
     (used) cash, exclusive of changes shown seperately  3,081,070    2,016,268
Net cash provided by operating activities                5,946,551    4,343,310

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment        (2,558,243)    (516,788)
  Purchases of investments                                (980,865)     (43,831)
  Other                                                    (42,474)     (17,695)
Net cash used in investing activities                   (3,581,582)    (578,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable--net                                    (1,000,000)    (500,000)
  Cash dividends                                          (637,069)    (636,445)
  Increase in dividends payable                                480         -
  Proceeeds from exercise of common stock options           29,000         -
  Redemption of long-term debt                          (2,178,875)  (2,178,875)
Net cash used in financing activities                   (3,786,464)  (3,315,320)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (1,421,495)     449,676

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           3,067,418    1,766,134

CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 1,645,923  $ 2,215,810

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY:
     (Increase) decrease in accounts receivable        $ 4,081,745  $ 3,557,213
     (Increase) decrease in inventories                   (162,728)    (715,896)
     (Increase) decrease in prepaid expenses               (20,487)    (249,409)
     Increase (decrease) in accounts payable              (123,315)     887,794
     Increase (decrease) in employees' taxes withheld       45,238       69,551
     Increase (decrease) in accrued profit-sharing      (1,112,525)    (724,935)
     Increase (decrease) in accrued wages and expenses    (346,940)    (711,114)
     Increase (decrease) in accrued income taxes           720,082      (96,936)
Total                                                  $ 3,081,070  $ 2,016,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                             $   592,639  $   561,346
  Income taxes                                         $    64,444  $   439,766

The accompanying notes to consolidated financial statements are an integral part of this statement.



                    ROANOKE ELECTRIC STEEL CORPORATION

                Notes to Consolidated Financial Statements

                             January 31, 1994

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments
        (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1994 and the results of operations and cash flows for the three months ended January 31, 1994 and 1993.

Note 2. Inventories include the following major classifications:

                                   (Unaudited)      (Audited)
                                   January 31,      October 31,
                                      1994            1993
        Scrap Steel             $  1,157,412    $  2,651,005
        Melt Supplies              2,029,225       2,034,790
        Billets                    2,866,328       2,400,164
        Mill Supplies              2,793,694       2,745,971
        Finished Steel            15,385,249      14,237,250
                                $ 24,231,908    $ 24,069,180


Note 3. Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company currently provides certain health care benefits for eligible retired and terminated employees, and SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits as claims were incurred. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to twenty years. The Company has elected to recognize this obligation of approximately $1,381,000 over a period of twenty years. Cash flows are not affected by implementation of this Statement, but implementation decreased net earnings from continuing operations for the three months ended January 31, 1994 by $26,935 ($.01 per share).

        The following table sets forth the health care plan's funded status at November 1, 1993.

        Accumulated postretirement benefit obligation:
          Retirees                                             $  277,000
          Fully eligible plan participants                        566,000
          Other active plan participants                          538,000
                                                                1,381,000
          Fair value of plan assets                                  -
          Accumulated postretirement benefit obligation
           in excess of plan assets                             1,381,000
          Unrecognized transition obligation                    1,381,000
          Accrued postretirement benefit cost                  $     -


        Net postretirement benefit cost for the three months ended
           January 31, 1994 consisted of the following components:

          Service cost for 1994                                $   31,750
          Interest cost for 1994 on accumulated postretirement
           benefit obligation                                      29,500
          Amortization of transition obligation for 1994           17,250
          Estimated expected benefit payments in 1994             (18,000)
        Return on plan assets                                        -
                                                               $   60,500

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of November 1, 1993 was 13% for 1993, decreasing linearly each successive year until it reached 6.5% in 2004, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of November 1, 1993 by approximately $103,000 and the net postretirement health care cost by approximately $26,000. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8%.

Note 4. The Company adopted Statement of Financial Accounting Standards
        (SFAS) No. 109, "Accounting for Income Taxes", effective
        November 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's statements was to increase income by $3,093,940 ($.58 per share) for the three months ended January 31, 1994.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, and operating loss and tax credit carryforwards. As of November 1, 1993, the Company had total deferred tax liabilities of $12,111,290 and deferred tax assets of $1,318,197. Deferred tax liabilities result exclusively from excess tax depreciation, and deferred tax assets result, primarily, from reserves not currently deductible of $625,430 and alternative minimum tax credit carryforwards of $302,318. There were no valuation allowances.

        The Company's effective tax rate during fiscal 1993 was 36.79%. The provision for income tax expense for the three months ended
        January 31, 1994 was $692,526, of which $784,526 and $(92,000) is current and deferred tax expense, respectively.

                               PART I - ITEM 2

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of earnings.

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                        Comparison of Increases (Decreases)
                                                 Three months Ended
                                                     January 31,
                                                    1994 and 1993
                                                  Amount      Percent
Net Sales                                       10,712,752      29.8
Cost of Sales                                    8,618,768      26.9
Administrative Expenses                            774,275      30.6
Interest Expense                                    19,455       4.5
Profit-sharing Expense                             394,818     228.3
Earnings before Income Taxes and Cumulative
  Effect of Change in Accounting Principles        905,436     110.6
Income Taxes                                       391,696     130.2
Net Earnings before Cumulative Effect of
  Change in Accounting Principles                  513,740      99.2
Cumulative Effect of Change in Accounting
  Principles for Income Taxes                   3,093,940       *
Net Earnings                                     3,607,680     696.7
                                               * Cannot be calculated


Sales for the periods compared increased significantly as a result of increases in selling prices and tons shipped for both merchant bar products and fabricated products (bar joists and rebar). Improved selling prices for billets also contributed to the sales increase, eventhough billet shipments declined. The increased bar product shipments were due to much improved market conditions, while merchant bar selling prices improved as a result of higher scrap costs prompting industry-wide price increases. Shipments of fabricated products increased primarily due to successful job bidding and an easing of competition within the construction industry, while fabricated product selling prices continued to trend upward influenced by higher raw material costs. Billet selling prices increased mainly due to improved domestic demand and rising scrap prices which normally trigger changes in billet pricing. The decrease in billet tons shipped resulted entirely from a decline in export business caused by selling prices not keeping pace with rising production costs; however, domestic shipments nearly doubled last year's first quarter tonnage. Cost of sales increased as a result of the increases in both tons shipped of merchant bar and fabricated products and the cost of scrap steel, our main raw material, in spite of the reduction in billet tons shipped. Inflation in general was not significant. Gross profit as a percentage of sales increased by approximately 2.0% primarily a result of the higher selling prices for all product classes and increased production levels for raw steel, merchant bar and fabricated products which reduced unit costs for fixed expenses, in spite of higher scrap costs. The increase in gross profit margins at the higher shipment levels resulted in significant improvements in gross profit and net earnings for the period. Administrative expenses increased mainly as a result of increased executive and other compensation, based on various incentive arrangements, together with higher insurance expenses and professional fees. Interest expense increased as higher interest rates more than offset lower average borrowings and increased capitalized interest and interest income. Profit-sharing expense, computed as a percentage of pretax income, increased due to the improvement in earnings. The effective income tax rate increased in 1994 due to lower tax-exempt investment income. The 1994 quarter reflects the adoption of an accounting principles change in reporting for income taxes, resulting in the cumulative effect of $3,093,940 of increased income through a deferred tax benefit.

Working capital decreased $2,522,180 during the period to $32,566,525 mainly as a result of capital expenditures, dividends and current maturities of long-term debt amounting to $2,558,243, $637,069 and $2,178,875, respectively, which exceeded working capital provided from operations. Borrowings against the Registrant's $37,500,000 lines of credit were $5,000,000 leaving a balance of $32,500,000 for future use. As a condition of our loan agreements, the real estate and equipment at the Roanoke plant and the capital stock of Socar, Inc. have been pledged as security for the loans. In addition, the terms do not allow consolidated current assets or the assets of Socar, Inc. to be pledged. However, additional capital resources are available to the Company as the secured creditors are over-collateralized and the Company's lenders and other financial institutions have expressed confidence and their willingness to provide additional long-term financing.

At January 31, 1994, there were commitments for the purchase of plant and equipment amounting to $2,987,763. Funding for these expenditures will come from internally generated funds or the use of the credit lines mentioned above.

The percentage of long-term debt to total capital decreased from 28.8% to 25.9% during the quarter, due to current maturities reducing long-term debt by $2,178,875, while stockholders' equity increased as net earnings of $4,125,536 exceeded dividends of $637,069.



            REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Deloitte & Touche have been reflected in the data presented.

The report of Deloitte & Touche commenting upon their review is included as an Exhibit to this report.

                               PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there were no material developments in or terminations of the legal proceedings reported earlier by Registrant on Form 10-K for fiscal year ended October 31, 1993, as previously filed with the commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On January 17, 1994, the Annual Meeting of Shareholders was held and the following persons were elected as Directors of the Registrant:

                    Frank A. Boxley                       Thomas L. Robertson
                    T.A. Carter                           Donald G. Smith
                    George B. Cartledge, Jr.              Paul E. Torgersen
                    John W. Hancock, Jr.                  Gordon C. Willis
                    Charles I. Lunsford, II               John D. Wilson
                    William L. Neal

        Votes for 11 nominees - 4,592,560.
        Votes withheld for nominees as a group or individual nominees 4,492.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits.

            (10)(a) Executive Officer Incentive Arrangement (incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993)

            (10)(b) Roanoke Electric Steel Corporation Employees' Stock Option
                    Plan (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992)

            (15)    Independent Accountants' Report

     b. Reports on Form 8-K.

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

Items 2, 3 and 5 are omitted because the information required by these items is not applicable.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROANOKE ELECTRIC STEEL CORPORATION
                                                     Registrant


Date 3/15/94                                      Donald G. Smith
                                        Donald G. Smith, Chairman, President,
                                        Treasurer and Chief Executive Officer
                                            (Principal Financial Officer)


Date 3/15/94                                      John E. Morris
                                         John E. Morris, Vice President-Finance
                                                 and Assistant Treasurer
                                               (Chief Accounting Officer)


                               EXHIBIT INDEX


Exhibit No.                       Exhibit                            Page

    (10)          (a) Executive Officer Incentive Arrangement         14
                      (incorporated herein by reference to
                      Exhibit 10(a) to the Company's Annual
                      Report on Form 10-K for the fiscal year
                      ended October 31, 1993)

    (10)          (b) Roanoke Electric Steel Corporation Employee's   14
                      Stock Option Plan (incorporated herein by reference to Exhibit 10(b) to the Company's
                      Annual Report on Form 10-K for the fiscal year ended October 31, 1992)

    (15)             Independent Accountants' Report                  15