Form 10-Q
period 1994-04-30
ROANOKE ELECTRIC STEEL CORP
filed 1994-06-14
CIK 84278

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549

                                   FORM 10-Q

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 1994

                                    OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to __________________

                      Commission file number  0-2389

                    ROANOKE ELECTRIC STEEL CORPORATION
          (Exact name of Registrant as specified in its charter)


                         Virginia                             54-0585263
          (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                  Identification No.)

          102 Westside Blvd., N.W., Roanoke, Virginia            24017
          (Address of principal executive offices)            (Zip Code)

                                    (703) 342-1831
               (Registrant's telephone number, including area code)

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

                          Yes x     No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1994.

                       5,317,309 Shares outstanding


                    ROANOKE ELECTRIC STEEL CORPORATION

                                 FORM 10-Q

                                 CONTENTS

                                                               Page
1. Part I  -  Financial Information                            3 - 9
   Item 1.    Financial Statements:

        a.    Consolidated Balance Sheets                      3
        b.    Consolidated Statements of Earnings              4
        c.    Consolidated Statements of Cash Flows            5
        d.    Notes to Consolidated Financial Statements       6

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations    7 - 8

   Review by Independent Certified Public Accountants          9


2. Part II -  Other Information                                10
   Item 1.    Legal Proceedings                                10
   Item 6.    Exhibits and Reports on Form 8-K                 10


3. Signatures                                                  11


4. Exhibit Index pursuant to Regulation S-K                    12


5. Exhibits

        a.   Executive Officer Incentive Arrangement           13
        b.   Roanoke Electric Steel Corporation Employees'
                Stock Option Plan                              13
        c.   Independent Accountants' Report                   14


                          PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                        ROANOKE ELECTRIC STEEL CORPORATION

                           Consolidated Balance Sheets
                                     ASSETS
                                                  (Unaudited)    (Audited)
                                                    April 30,    October 31,
                                                       1994         1993
CURRENT ASSETS
   Cash and cash equivalents                      $     325,309  $   3,067,418
   Investments                                        5,490,043      5,243,735
   Accounts receivable                               30,789,206     28,074,878
   Inventories                                       25,694,398     24,069,180
   Prepaid expenses                                   1,000,166      1,324,123
     Total current assets                            63,299,122     61,779,334
PROPERTY, PLANT AND EQUIPMENT
   Land                                               3,243,426      3,243,426
   Building                                          15,165,846     15,121,826
   Other property and equipment                      94,332,410     93,677,568
   Assets under construction                          6,637,725      2,897,377
     Sub-total                                      119,379,407    114,940,197
   Less--accumulated depreciation                    52,257,459     48,728,280
                                                     67,121,948     66,211,917
OTHER ASSETS
   Unamortized excess of cost of investment in
   subsidiary over net assets acquired                  202,012        295,247
   Other                                              1,070,509      1,015,741
                                                      1,272,521      1,310,988
                                                  $ 131,693,591  $ 129,302,239

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt              $   4,965,500  $   4,965,500
   Notes payable                                      6,500,000      6,000,000
   Accounts payable                                  15,941,051     11,595,102
   Dividend payable                                     638,077        636,589
   Employees' taxes withheld                            246,824        207,069
   Accrued profit-sharing contribution                1,102,986      1,680,246
   Accrued wages and expenses                         1,162,499      1,536,585
   Accrued income taxes                                 355,359         69,538
     Total current liabilities                       30,912,296     26,690,629
LONG-TERM DEBT
   Notes payable                                     27,378,750     30,486,500
   Less--current portion                              4,965,500      4,965,500
                                                     22,413,250     25,521,000
DEFERRED INCOME TAXES                                10,617,093     13,887,033
POSTRETIREMENT LIABILITIES                              121,000         -
STOCKHOLDERS' EQUITY
   Common stock--no par value--authorized 10,000,000
     shares, issued 5,915,138 shares in 1994 and
     5,902,738 in 1993                                  857,051        722,151
   Capital in excess of stated value                  9,349,429      9,349,429
   Retained earnings                                 58,618,340     54,326,865
                                                     68,824,820     64,398,445
   Less--treasury stock, 597,829 shares--at cost      1,194,868      1,194,868
     Total stockholders' equity                      67,629,952     63,203,577
                                                  $ 131,693,591  $ 129,302,239

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   ROANOKE ELECTRIC STEEL CORPORATION

                                   Consolidated Statements of Earnings

                                                                      (Unaudited)111                   (Unaudited)
                                                                   Three Months Ended            Six Months Ended
                                                                        April 30,                     April 30,
                                                                    1994          1993            1994          1993
NET SALES                                                      $ 50,599,134  $ 40,975,239   $  97,311,674  $ 76,975,027

COST OF SALES                                                    43,996,969    35,517,107      84,655,392    67,556,762

GROSS EARNINGS                                                    6,602,165     5,458,132      12,656,282     9,418,265


OTHER OPERATING EXPENSES
   Administrative                                                 3,214,440     3,096,340       6,521,977     5,629,602
   Interest, net                                                    446,274       420,464         901,011       855,746
   Profit-sharing                                                   535,265       388,752       1,102,986       561,655
                                                                  4,195,979     3,905,556       8,525,974     7,047,003

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES                      2,406,186     1,552,576       4,130,308     2,371,262

INCOME TAXES                                                        964,559       603,334       1,657,085       904,164

NET EARNINGS BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLES                                1,441,627       949,242       2,473,223     1,467,098

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLES FOR INCOME TAXES                                        -              -          3,093,940         -

NET EARNINGS                                                   $  1,441,627  $    949,242   $   5,567,163  $  1,467,098

Weighted average number of common shares outstanding *            5,315,262     5,304,119       5,310,936     5,303,911

Net earnings per share of common stock
   Net earnings before cumulative effect of accounting change  $        .27  $        .18   $         .47  $        .28

   Cumulative effect of accounting change for income taxes     $       -     $       -      $         .58  $       -

   Net earnings per share of common stock                      $        .27  $        .18   $        1.05  $        .28

Cash dividends per share of common stock                       $        .12  $        .12   $         .24  $        .24

* Adjusted for stock options exercised.

The accompanying notes to consolidated financial statements are an integral part of this statement.



                        ROANOKE ELECTRIC STEEL CORPORATION

                       Consolidated Statements of Cash Flows

                                                             (Unaudited)
                                                           Six Months Ended
                                                               April 30,
                                                           1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                        $  5,567,163  $  1,467,098
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Cumulative effect of change in accounting
      for income taxes                                (3,093,940)        -
    Postretirement liabilities                           121,000         -
    Depreciation and amortization                      3,729,764     3,717,118
    Gain on sale of property, plant and equipment        (19,524)      (48,400)
    Deferred income taxes                               (176,000)      (78,000)
    Changes in assets and liabilities which provided
    (used) cash, exclusive of changes shown seperately  (295,410)    2,313,853
Net cash provided by operating activities              5,833,053     7,371,669

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment     (4,560,227)   (1,598,810)
   Proceeds from sale of property, plant and equipment    39,124        53,000
   Purchases of investments                             (246,308)      (98,551)
   Other                                                 (60,703)      (45,811)
Net cash used in investing activities                 (4,828,114)   (1,690,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable--net                                    500,000    (2,000,000)
   Cash dividends                                     (1,275,686)   (1,272,950)
   Increase in dividends payable                           1,488            60
   Proceeeds from exercise of common stock options       134,900         3,625
   Redemption of long-term debt                       (3,107,750)   (3,107,750)
Net cash used in financing activities                 (3,747,048)   (6,377,015)

NET DECREASE IN CASH AND CASH EQUIVALENTS             (2,742,109)     (695,518)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         3,067,418     1,766,134

CASH AND CASH EQUIVALENTS, END OF PERIOD            $    325,309  $  1,070,616

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
(USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY:
   (Increase) decrease in accounts receivable       $ (2,714,328) $    882,568
   (Increase) decrease in inventories                 (1,625,218)    1,557,097
   (Increase) decrease in prepaid expenses               323,957        23,308
   Increase (decrease) in accounts payable             4,345,949       774,574
   Increase (decrease) in employees' taxes withheld       39,755        22,723
   Increase (decrease) in accrued profit-sharing        (577,260)     (336,183)
   Increase (decrease) in accrued wages and expenses    (374,086)     (362,976)
   Increase (decrease) in accrued income taxes           285,821      (247,258)
Total                                               $   (295,410) $  2,313,853

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                          $  1,155,468 $  1,093,139
   Income taxes                                      $  1,547,264 $  1,229,422

The accompanying notes to consolidated financial statements are an integral part of this statement.



                    ROANOKE ELECTRIC STEEL CORPORATION

                Notes to Consolidated Financial Statements

                              April 30, 1994

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1994 and the results of operations for the three months and six months ended April 30, 1994 and 1993 and cash flows for the six months ended April 30, 1994 and 1993.

Note 2.  Inventories include the following major classifications:

                                    (Unaudited)         (Audited)
                                      April 30,        October 31,
                                       1994               1993
          Scrap Steel             $  1,939,335       $  2,651,005
          Melt Supplies              2,019,845          2,034,790
          Billets                    2,756,618          2,400,164
          Mill Supplies              2,890,814          2,745,971
          Finished Steel            16,087,786         14,237,250
                                  $ 25,694,398       $ 24,069,180



Note 3.  The Company adopted Statement of Financial Accounting Standards
         (SFAS) No. 109, "Accounting for Income Taxes", effective
         November 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's statements was to increase income by $3,093,940
         ($.58 per share) for the three months ended January 31, 1994 and the six months ended April 30, 1994.



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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                     Comparison of Increases (Decreases)
                                  Three Months Ended       Six Months Ended
                                       April 30,               April 30,
                                    1994 and 1993           1994 and 1993
                                   Amount   Percent        Amount   Percent
Net Sales                         9,623,895    23.5      20,336,647    26.4
Cost of Sales                     8,479,862    23.9      17,098,630    25.3
Administrative Expenses             118,100     3.8         892,375    15.9
Interest Expense                     25,810     6.1          45,265     5.3
Profit-sharing Expense              146,513    37.7         541,331    96.4
Earnings before Income Taxes and
   Cumulative Effect of Change
   in Accounting Principles         853,610    55.0       1,759,046    74.2
Income Taxes                        361,225    59.9         752,921    83.3
Net Earnings before Cumulative
   Effect of Change in Accounting
   Principles                       492,385    51.9       1,006,125    68.6
Cumulative Effect of Change in
   Accounting Principles for
   Income Taxes                        -         -        3,093,940     *
Net Earnings                        492,385    51.9       4,100,065   279.5

                                                      * Cannot be Calculated

The significant increase in sales for both the six month and three month periods compared was due to substantial increases in tons shipped of merchant bar products and fabricated products (bar joists and rebar) together with improved selling prices for bar products and billets, eventhough billet tons shipped and fabricated product selling prices declined. The increased bar product shipments were due to improved market conditions, while merchant bar selling prices improved as a result of higher scrap costs which prompted industry-wide price increases.
Successful job bidding resulted in increased fabricated product shipments, while competition within the construction industry caused the decline in selling prices. Billet selling prices increased primarily due to improved domestic demand and higher scrap prices which normally trigger changes in billet pricing. The decrease in billet tons shipped resulted mainly from a decline in the more competitive export business caused by selling prices not keeping pace with rising production costs; however, during both periods compared, domestic shipments showed significant improvements over last year's tonnage. Cost of sales increased for both the six month and three month periods compared primarily due to the increases in both tons shipped of merchant bar and fabricated products and the cost of scrap steel, our main raw material, in spite of the reduction in billet tons shipped. Inflation in general was not significant. Gross profit as a percentage of sales increased by approximately .8% for the six months compared due mainly to the higher selling prices for merchant bar products and billets and the increased production levels for raw steel, merchant bar and fabricated products which reduced unit costs for fixed expenses, which more than offset the higher scrap costs and lower selling prices for fabricated products. Gross profit as a percentage of sales declined by approximately .3% for the three months compared primarily as a result of higher scrap costs and lower fabricated product prices, in spite of improved merchant bar and billet selling prices and the increased production levels. The increase in gross profit margins at the higher shipment levels was the reason for the increase in both gross profit and net earnings for the six months compared. For the three months compared, both the gross profit and net earnings improved as a result of the significant increase in volume, eventhough margins were lower. Administrative expenses increased in both periods compared mainly as a result of increased executive and other compensation, based on various incentive arrangements, together with higher insurance expenses and the recognition of post-retirement benefits. Interest expense increased in both periods compared due to higher interest rates, in spite of lower average borrowings and increased capitalized interest and interest income. Profit-sharing expense, computed as a percentage of pretax income, increased in both periods compared as a result of the improvements in earnings. For both periods compared, the effective income tax rate increased in 1994, resulting from lower tax-exempt investment income. The 1994 six month period reflects the adoption of an accounting principles change in reporting for income taxes, resulting in the cumulative effect of $3,093,940 of increased income through a deferred tax benefit.

Working capital decreased $2,701,879 during the period to $32,386,826 mainly as a result of capital expenditures, dividends and current maturities of long-term debt amounting to $4,560,227, $1,275,686 and $3,107,750, respectively, which exceeded working capital provided from operations. Borrowings against the Registrant's $37,500,000 lines of credit were $6,500,000 leaving a balance of $31,000,000 for future use. As a condition of our loan agreements, the real estate and equipment at the Roanoke plant and the capital stock of Socar, Inc. have been pledged as security for the loans. In addition, the terms do not allow consolidated current assets or the assets of Socar, Inc. to be pledged. However, additional capital resources are available to the Company as the secured creditors are over-collateralized and the Company's lenders and other financial institutions have expressed confidence and their willingness to provide additional long-term financing.

At April 30, 1994, there were commitments for the purchase of plant and equipment amounting to $4,871,503. Funding for these expenditures will come from internally generated funds or the use of the credit lines mentioned above.

The percentage of long-term debt to total capital decreased from 28.8% to 24.9% during the first half of the year, due to current maturities reducing long-term debt by $3,107,750, while stockholders' equity increased as net earnings of $5,567,163 exceeded dividends of $1,275,686.



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



                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there were no material developments in or terminations of the legal proceedings reported earlier by Registrant on Form 10-K for fiscal year ended October 31, 1993 and Form 10-Q for the quarter ended January 31, 1994, as previously filed with the commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits.

          (10) (a) Executive Officer Incentive Arrangement (incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993)

          (10) (b) Roanoke Electric Steel Corporation Employees' Stock Option Plan (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992)

          (15)     Independent Accountants' Report

     b. Reports on Form 8-K.

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

Items 2, 3, 4 and 5 are omitted because the information required by these items is not applicable.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROANOKE ELECTRIC STEEL CORPORATION
                                                     Registrant



Date 6/6/94                                       Donald G. Smith
                                        Donald G. Smith, Chairman, President,
                                        Treasurer and Chief Executive Officer
                                            (Principal Financial Officer)



Date 6/6/94                                       John E. Morris
                                        John E. Morris, Vice President-Finance
                                                and Assistant Treasurer
                                              (Chief Accounting Officer)


                                    EXHIBIT INDEX


Exhibit No.                           Exhibit                             Page

    (10)     (a) Executive Officer Incentive Arrangement (incorporated     13
                 herein by reference to Exhibit 10(a) to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 October 31, 1993)

             (b) Roanoke Electric Steel Corporation Employees' Stock       13
                 Option Plan (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on
                 Form 10-K for the fiscal year ended October 31, 1992)

    (15)         Independent Accountants' Report                           14