Form 10-Q
period 1994-07-31
ROANOKE ELECTRIC STEEL CORP
filed 1994-09-14
CIK 84278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q

          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1994

                                       OR

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                 to

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

                                Yes    x     No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1994.

                          5,347,909 Shares outstanding


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

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                       ROANOKE ELECTRIC STEEL CORPORATION

                          Consolidated Balance Sheets
                                     ASSETS
                                                   (Unaudited)       (Audited)
                                                     July 31,       October 31,
                                                       1994            1993
CURRENT ASSETS
  Cash and cash equivalents                     $   1,004,398    $   3,067,418
  Investments                                       5,519,529        5,243,735
  Accounts receivable                              29,938,761       28,074,878
  Inventories                                      23,935,044       24,069,180
  Prepaid expenses                                  1,387,053        1,324,123
       Total current assets                        61,784,785       61,779,334
PROPERTY, PLANT AND EQUIPMENT
  Land                                              3,243,426        3,243,426
  Buildings                                        15,220,301       15,121,826
  Other property and equipment                     96,766,825       93,677,568
  Assets under construction                         8,105,025        2,897,377
       Sub-total                                  123,335,577      114,940,197
  Less--accumulated depreciation                   54,085,620       48,728,280
                                                   69,249,957       66,211,917
OTHER ASSETS
  Unamortized excess of cost of investment in
      subsidiary over net assets acquired             155,394          295,247
  Other                                             1,068,335        1,015,741
                                                    1,223,729        1,310,988
                                                $ 132,258,471    $ 129,302,239

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt             $   4,965,500    $   4,965,500
  Notes payable                                     6,500,000        6,000,000
  Accounts payable                                 14,966,037       11,595,102
  Dividend payable                                    641,749          636,589
  Employees' taxes withheld                           312,824          207,069
  Accrued profit-sharing contribution               1,902,737        1,680,246
  Accrued wages and expenses                        1,185,187        1,536,585
  Accrued income taxes                                302,307           69,538
      Total current liabilities                    30,776,341       26,690,629
LONG-TERM DEBT
  Notes payable                                    26,449,875       30,486,500
  Less--current portion                             4,965,500        4,965,500
                                                   21,484,375       25,521,000
DEFERRED INCOME TAXES                              10,588,093       13,887,033
POSTRETIREMENT LIABILITIES                            181,500           -
STOCKHOLDERS' EQUITY
  Common stock--no par value--authorized 10,000,000
    shares,issued 5,945,738 shares in 1994 and
    5,902,738 in 1993                               1,320,526          722,151
  Capital in excess of stated value                 9,349,429        9,349,429
  Retained earnings                                59,753,075       54,326,865
                                                   70,423,030       64,398,445
  Less--treasury stock, 597,829 shares--at cost     1,194,868        1,194,868
       Total stockholders' equity                  69,228,162       63,203,577
                                                $ 132,258,471    $ 129,302,239

The accompanying notes to consolidated financial statements are an integral part of this statement.


                       ROANOKE ELECTRIC STEEL CORPORATION

                      Consolidated Statements of Earnings

                                                             (Unaudited)                  (Unaudited)
                                                         Three Months Ended           Nine Months Ended
                                                               July 31,                    July 31,
                                                         1994          1993        1994           1993
NET SALES                                           $ 54,674,077  $ 40,901,762   $ 151,985,751  $ 117,876,789

COST OF SALES                                         47,015,734    34,855,410     131,671,126    102,412,172

GROSS EARNINGS                                         7,658,343     6,046,352      20,314,625     15,464,617


OTHER OPERATING EXPENSES
   Administrative                                      3,381,756     3,144,504       9,903,733      8,774,106
   Interest, net                                         500,284       411,263       1,401,295      1,267,009
   Profit-sharing                                        799,751       548,449       1,902,737      1,110,104
                                                       4,681,791     4,104,216      13,207,765     11,151,219

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE  IN ACCOUNTING PRINCIPLES          2,976,552     1,942,136       7,106,860      4,313,398

INCOME TAXES                                           1,199,950       758,228       2,857,035      1,662,392

EARNINGS BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLES                     1,776,602     1,183,908       4,249,825      2,651,006

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLES FOR INCOME TAXES                             -             -           3,093,940          -

NET EARNINGS                                        $  1,776,602  $  1,183,908   $   7,343,765  $   2,651,006
Weighted average number of common
   shares outstanding *                                5,333,176     5,304,563       5,318,431      5,304,131

Earnings per share of common stock
   Earnings before cumulative effect of
     of accounting change                           $        .33  $        .22   $         .80  $         .50

   Cumulative effect of accounting change
     for income taxes                               $      -      $      -       $         .58  $       -

   Net earnings per share of common stock           $        .33  $        .22   $        1.38  $         .50

Cash dividends per share of common stock            $        .12  $        .12   $         .36  $         .36

* Adjusted for stock options exercised.

The accompanying notes to consolidated financial statements are an integral part of this statement.


                       ROANOKE ELECTRIC STEEL CORPORATION

                     Consolidated Statements of Cash Flows
                                                                      (Unaudited)
                                                                   Nine Months Ended
                                                                        July 31,
                                                                   1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                  $  7,343,765   $  2,651,006
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Cumulative effect of change in accounting for income tax      (3,093,940)         -
  Postretirement liabilities                                       181,500          -
  Depreciation and amortization                                  5,612,778      5,607,574
  Gain on sale of property, plant and equipment                    (19,577)       (47,092)
  Deferred income taxes                                           (205,000)      (102,000)
  Changes in assets and liabilities which provided
    (used) cash, exclusive of changes shown separately           1,787,875         14,267
Net cash provided by operating activities                       11,607,401      8,123,755

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                (8,521,965)    (2,988,947)
  Proceeds from sale of property, plant and equipment               39,374         53,400
  Sales (purchases) of investments                                (275,794)       320,162
  Other                                                            (61,391)       (79,723)
Net cash used in investing activities                           (8,819,776)    (2,695,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable--net                                               500,000      1,000,000
  Cash dividends                                                (1,917,555)    (1,909,575)
  Increase in dividends payable                                      5,160            144
  Proceeds from exercise of common stock options                   598,375          8,700
  Redemption of long-term debt                                  (4,036,625)    (4,036,625)
Net cash used in financing activities                           (4,850,645)    (4,937,356)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (2,063,020)       491,291

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   3,067,418      1,766,134

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  1,004,398   $  2,257,425

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
 (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY:
   (Increase) decrease in accounts receivable                 $ (1,863,883)  $    502,889
   (Increase) decrease in inventories                              134,136     (1,126,269)
   (Increase) decrease in prepaid expenses                         (62,930)      (777,401)
   Increase (decrease) in accounts payable                       3,370,935      1,788,013
   Increase (decrease) in employees' taxes withheld                105,755        (15,021)
   Increase (decrease) in accrued profit-sharing                   222,491        212,266
   Increase (decrease) in accrued wages and expenses              (351,398)      (288,680)
   Increase (decrease) in accrued income taxes                     232,769       (281,530)
Total                                                         $  1,787,875   $     14,267

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                    $  1,744,665   $  1,487,916
  Income taxes                                                $  2,829,266   $  2,045,922


The accompanying notes to consolidated financial statements are an integral part of this statement.




                       ROANOKE ELECTRIC STEEL CORPORATION

                   Notes to Consolidated Financial Statements

                                 July 31, 1994

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1994 and the results of operations for the three months and nine months ended July 31, 1994 and 1993 and cash flows for the nine months ended July 31, 1994 and 1993.

Note 2.  Inventories include the following major classifications:

                                        (Unaudited)         (Audited)
                                          July 31,         October 31,
                                            1994              1993
                Scrap Steel            $  2,649,856      $  2,651,005
                Melt Supplies             2,367,972         2,034,790
                Billets                   2,519,896         2,400,164
                Mill Supplies             2,847,315         2,745,971
                Finished Steel           13,550,005        14,237,250
                                       $ 23,935,044      $ 24,069,180



Note 3.  The Company  adopted Statement of Financial Accounting Standards
         (SFAS) No. 109, "Accounting for  Income Taxes",  effective
         November 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's statements was to increase income by $3,093,940 ($.58 per share) for the three months ended January 31, 1994 and the nine months ended July 31, 1994.


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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                        Comparison of Increases (Decreases)
                                   Three Months Ended        Nine Months Ended
                                       July 31,                 July 31,
                                    1994 and 1993            1994 and 1993
                                   Amount     Percent      Amount     Percent

Net Sales                          13,772,315    33.7      34,108,962    28.9
Cost of Sales                      12,160,324    34.9      29,258,954    28.6
Administrative Expenses               237,252     7.5       1,129,627    12.9
Interest Expense                       89,021    21.6         134,286    10.6
Profit-sharing Expense                251,302    45.8         792,633    71.4
Earnings before Income Taxes and
Cumulative Effect of Change
 in Accounting Principles           1,034,416    53.3       2,793,462    64.8
Income Taxes                          441,722    58.3       1,194,643    71.9
Earnings before Cumulative Effect
 of Change in Accounting Principles   592,694    50.1       1,598,819    60.3
Cumulative Effect of Change in
 Accounting Principles for
 Income Taxes                           -         -         3,093,940     *
Net Earnings                          592,694    50.1       4,692,759   177.0
                                                       * Cannot be Calculated

Sales increased significantly for both the nine month and three month periods compared as a result of substantial increases in tons shipped of merchant bar products, fabricated products (bar joists and rebar) and billets, together with improved selling prices for bar products and billets. Fabricated product selling prices showed only a slight improvement for the three month period and virtually no change for the nine months compared. Much improved market conditions resulted in the increased bar product shipments for both periods, while merchant bar selling prices improved mainly as a result of higher scrap costs which prompted industry-wide price increases. Shipments of fabricated products increased primarily due to successful job bidding and an easing of competition in recent months within the construction industry. Fabricated product selling prices began to climb during the three month period, influenced mainly by higher raw material costs and less competitive conditions, but the increase had no significant impact on selling prices for the nine month period. Higher domestic demand resulted in the increased billet tons shipped which more than offset a decline in the more competitive export business. Billet selling prices increased as a result of the higher priced domestic shipments and higher scrap prices which normally trigger changes in billet pricing. Cost of sales increased for both the nine month and three month periods compared as a result of the increased tons shipped of all product classes, together with a significant rise in the cost of scrap steel, our main raw material. Inflation in general was not significant. Gross profit as a percentage of sales increased by approximately .2% for the nine months compared primarily as a result of the higher selling prices for merchant bar products and billets and the increased production levels for raw steel, merchant bar and fabricated products which reduced unit costs for fixed expenses, and more than offset the higher scrap costs. Gross profit as a percentage of sales declined by approximately .8% for the three months compared due mainly to the higher scrap costs and growth in the lower margin fabricated product and billet shipments, in spite of improved selling prices for all product classes and increased production levels.
The increase in gross profit margins at the higher shipment levels was the reason for the increase in both gross profit and net earnings for the nine months compared. For the three months compared, both gross profit and net earnings improved as a result of the significant increase in volume, eventhough margins were lower. Administrative expenses increased in both periods compared mainly as a result of increased executive and other compensation, based on various incentive arrangements, together with higher insurance expenses, professional fees and the recognition of postretirement benefits. Interest expense increased for the nine months compared as higher interest rates more than offset lower average borrowings and increased capitalized interest and interest income. Interest expense increased for the three months compared due to higher interest rates and reduced capitalized interest and interest income, in spite of lower average borrowings. Profit-sharing expense, computed as a percentage of pretax income, increased in both periods compared as a result of the improvements in earnings. For both periods compared, the effective income tax rate increased in 1994, resulting from lower tax-exempt investment income. The 1994 nine month period reflects the adoption of an accounting principles change in reporting for income taxes, resulting in the cumulative effect of $3,093,940 of increased income through a deferred tax benefit.

Working capital decreased $4,080,261 during the period to $31,008,444 mainly as a result of capital expenditures, dividends and current maturities of long-term debt amounting to $8,521,965, $1,917,555 and $4,036,625, respectively, which exceeded working capital provided from operations. Borrowings against the Registrant's $37,500,000 lines of credit were $6,500,000 leaving a balance of $31,000,000 for future use. As a condition of our loan agreements, the real estate and equipment at the Roanoke plant and the capital stock of Socar, Inc. have been pledged as security for the loans. In addition, the terms do not allow consolidated current assets or the assets of Socar, Inc. to be pledged. However, additional capital resources are available to the Company as the secured creditors are over-collateralized and the Company's lenders and other financial institutions have expressed confidence and their willingness to provide additional long-term financing.

At July 31, 1994, there were commitments for the purchase of plant and equipment amounting to $3,349,781. Funding for these expenditures will come from internally generated funds or the use of the credit lines mentioned above.

The percentage of long-term debt to total capital decreased from 28.8% to 23.7% during the nine months, due to current maturities reducing long-term debt by $4,036,625, while stockholders' equity increased as net earnings of $7,343,765 exceeded dividends of $1,917,555.



               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Deloitte & Touche LLP have been reflected in the data presented.

The report of Deloitte & Touche LLP commenting upon their review is included as an Exhibit to this report.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there were no material developments in or terminations of the legal proceedings reported earlier by Registrant on Form 10-K for fiscal year ended October 31, 1993 and Form 10-Q for the quarters ended January 31, 1994 and April 30, 1994, as previously filed with the commission.

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

                                        ROANOKE ELECTRIC STEEL CORPORATION
                                                     Registrant



Date September 7, 1994                            Donald G. Smith
                                        Donald G. Smith, Chairman, President,
                                        Treasurer and Chief Executive Officer
                                              (Principal Financial Officer)



Date September 7, 1994                            John E. Morris
                                        John E. Morris, Vice President-Finance
                                                 and Assistant Treasurer
                                               (Chief Accounting Officer)



                                 EXHIBIT INDEX


Exhibit No.                          Exhibit                              Page

  (10)          (a) Executive Officer Incentive Arrangement                13
                    (incorporated herein by reference to
                    Exhibit 10(a) to the Company's Annual
                    Report on Form 10-K for the fiscal year
                    ended October 31, 1993)

                (b) Roanoke Electric Steel Corporation Employees' Stock    13
                    Option Plan (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended
                    October 31, 1992)

  (15)              Independent Accountants' Report                        14