Form 10-K
period 1994-10-31
ROANOKE ELECTRIC STEEL CORP
filed 1995-01-27
CIK 84278

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 FORM 10-K

         (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended October 31, 1994

                                    OR

      (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________________ to ____________________

                      Commission file number  0-2389

                    ROANOKE ELECTRIC STEEL CORPORATION
          (Exact name of Registrant as specified in its charter)


                    Virginia                               54-0585263
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)                Identification No.)

          P.O. Box  13948, Roanoke, Virginia                 24038-3948
       (Address of principal executive offices)              (Zip Code)

  Registrant's telephone number, including area code:   (703) 342-1831

 Securities registered pursuant to Section 12(b) of the Act:     None

        Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, No Par Value
                             (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.         Yes     x          No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)


State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.

     Aggregate market value at December 30, 1994:      $78,428,171

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 30, 1994.

                       5,348,909    Shares outstanding

Portions of the following documents are incorporated by reference:

     (1) 1994 Annual Report to Stockholders in Part II.

     (2) Proxy Statement dated December 12, 1994 in Part III.


                                  PART I

ITEM 1.  BUSINESS

     (a) General Development of Business.
         During the fiscal year ended October 31, 1994, the Registrant continued for the most part to operate its business as it has the past four years by manufacturing merchant steel bar products, fabricating open-web steel joists and concrete reinforcing steel, and extracting scrap steel and other materials from junked automobiles. In December 1988, however, the Registrant's rebar subsidiary, RESCO Steel Products Corporation, purchased the assets of another rebar fabricating facility located in Salem, Virginia at a cost of $775,000, doubling its production capacity. Due to adverse economic conditions, and in order to initiate cost saving measures, in November 1990, the two rebar facilities were consolidated into one plant, now operating out of the newer location. Roanoke Technical Treatment & Services, Inc., a Roanoke, Virginia subsidiary, was formed in 1990 to license a process for the treatment of electric arc furnace dust. The subsidiary is awaiting various approvals and permits and is uncertain as to a specific time for start-up. In March 1991, the Registrant closed its merchant steel bar rolling mill located in Salem, Virginia due to a decline in order rates. The products manufactured at the Salem plant were produced at the Roanoke plant, which is considerably more efficient. During fiscal year 1994, the Registrant's auto shredding subsidiary, Shredded Products Corporation, completed construction of its new modern facility in Rocky Mount, Virginia, and in November 1994 began operations at the new locality, at a total investment in excess of $8,000,000 for plant and equipment.
The new facility, with its own landfill, is expected to provide considerable savings in waste disposal costs. In addition, cost savings and better metal recoveries are expected from the more technologically
advanced equipment.   The other subsidiaries of the Registrant, John W.
Hancock, Jr., Inc. and Socar, Inc., have had no material changes in operations or in the mode of conducting their business for the past five years. John W. Hancock, Jr. founded both the Hancock joist subsidiary and its parent, Roanoke Electric Steel Corporation, and served on the Registrant's Board of Directors as Chairman of the Executive Committee until his death in March 1994.


                                  PART I
                                 (con'd.)

The Registrant currently anticipates no material changes in operations during the next fiscal year unless there are unforeseen changes in market conditions and profitability.

     (b) Financial Information about Industry Segments.
           The Registrant's business consists of one industry segment or line of business, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products, fabricated bar joists and reinforcing bars and billets.

           FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
                    AND CLASSES OF PRODUCTS OR SERVICES

                                      1994         1993         1992
  Sales to Unaffiliated Customers:

     Merchant Steel               $96,782,588  $75,531,009  $66,182,893

     Bar Joists & Rebar           $78,854,207  $56,503,380  $52,204,497

     Billets                      $40,172,433  $35,259,989  $27,648,911

                                 $215,809,228 $167,294,378 $146,036,301

  Net Earnings from Operations     $8,766,435   $4,750,106   $2,655,006

  Identifiable Assets            $140,473,510 $130,620,435 $125,558,910


     (c) Narrative Description of Business.
           (1)(i) The Registrant manufactures merchant steel products consisting of Angles, Plain Rounds, Flats, Channels and Reinforcing Bars of various sizes and lengths. The principal markets for the Registrant's products are steel fabricators and steel service centers. The products are distributed directly to customers from orders solicited by a paid sales staff of the Registrant.

                                   PART I
                                  (con'd.)

           The Registrant's subsidiary, Shredded Products Corporation, is involved in the extraction of scrap iron and steel and other metals from junked automobiles and other waste materials. Almost all of the ferrous material is used by the Parent as raw materials. The non-ferrous metals are sold to unrelated purchasers.

           Two other subsidiaries, John W. Hancock, Jr., Inc. and Socar, Inc., are engaged in the manufacturing of long-and short-span steel joists. Joists are open-web steel horizontal supports for floors and roofs, used primarily in the construction of commercial and industrial buildings such as shopping centers, factories, warehouses, hospitals, schools, office buildings, nursing homes, and the like. Joists are cheaper and lighter than structural steel or reinforced concrete. The joists are distributed by these subsidiaries to their customers from orders solicited by manufacturer's representatives and pursuant to successful bids placed directly by the companies.

           The Registrant's subsidiary, RESCO Steel Products Corporation, fabricates concrete reinforcing steel by cutting and bending rebars to contractors' specifications. The rebars are distributed to contractors from orders solicited by a paid sales staff and pursuant to successful bids placed directly by the subsidiary.

          (ii) The Registrant has not recently introduced a new product or begun to do business in a new industry segment that will require the investment of a material amount of assets or that otherwise is material.

          (iii) The Registrant's main raw material, scrap steel, is supplied for the most part by scrap dealers within a 200 mile radius of the mill. It is purchased through the David J. Joseph Company who are scrap brokers. The Shredded Products subsidiary supplies 8,000 to 11,000 tons of scrap per month. Although scrap is generally available to the Registrant, the price of scrap steel is highly responsive to changes in demand, including demand in foreign countries as well as in the United States. The ability to maintain satisfactory profit margins in times when scrap is relatively high priced is dependent upon the levels of steel prices, which are determined by market forces. Alloys and other materials needed for the melting process are provided by various domestic and foreign companies.

                                  PART I
                                 (con'd.)

           Shredded Products Corporation often experiences difficulty in purchasing scrap automobiles at a satisfactory level. Competition from an increasing number of shredding operations and reluctance by dealers to sell scrap automobiles due to market conditions are the main causes. High offering prices generally increase the supply; however, the increased cost to produce sometimes is very competitive with the price of similar scrap that can be purchased on the outside.

           Substantially all of John W. Hancock, Jr., Inc.'s steel components are purchased from the Parent, which is located conveniently nearby and, therefore such components are generally available to the Company as needed.

     RESCO Steel Products Corporation purchases most of its steel components from suppliers within its market area, determined mainly by freight cost. Such components would be generally available to the Company, since the Parent could produce and supply this raw material, as needed.

           Socar, Inc. receives most of its raw steel material from the Parent and other nearby suppliers, the determinant usually being freight cost. The availability of raw materials is not of major concern to the Company, since the Parent could supply most of its needs.

          (iv) The Registrant currently holds no patents, trade marks, licenses, franchises or concessions that are material to its business operations.

          (v)  The business of the Registrant is not seasonal.

          (vi) The Registrant does not offer extended payment terms to its customers nor is it normally required to carry significant amounts of inventory to meet rapid delivery requirements of customers; although, at times market conditions have required the stockpiling of popular bar products for rapid delivery. Working capital practices generally remain constant during the course of business except when the Registrant determines it to be advantageous to stockpile raw materials due to price considerations.

          (vii) During fiscal year 1994, sales (tons) by the Registrant to John W. Hancock, Jr., Inc., Socar, Inc. and RESCO Steel Products Corporation,

                                  PART I
                                 (con'd.)

wholly-owned subsidiaries, were approximately 8%, 7% and 1% of the Registrant's total sales (tons), respectively. The largest nonaffiliated customer purchased approximately 24% of total sales (tons) ---13% of total sales (dollars). Alternative marketing arrangements were available to the Registrant, so that the loss of this nonaffiliate would not have had a materially adverse effect on the Registrant and its subsidiaries taken as a whole.

          (viii) The Registrant is of the opinion that the amount of its backlog is not generally material to an understanding of the business. All backlog is shipped within the current fiscal year.

          (ix) None of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

          (x) The Registrant competes with steel-producing mills of similar size operative within its market region and also larger mills producing similar products. The market region in which the Registrant sells its products consists of the majority of states east of the Mississippi River. Price, including transportation cost, is the major determinant in securing business. Even though economic recession had intensified competition into the mid - 1980's, selling prices and demand improved substantially in 1988, easing competitive conditions within the industry. The same conditions continued during most of 1989; however, by year end prices and demand were declining. In 1990, selling prices dropped further with a softening in demand. This trend continued through most of 1991 with sharp declines in selling prices due to poor demand and excess inventories and capacity at most mills, although by year end prices rose slightly. In comparison to the 1991 recession lows, order rates in 1992 showed some improvement while selling prices remained flat. In 1993, market conditions and demand improved significantly, while industry-wide selling prices increased to offset higher raw material costs. Demand in 1994 was fueled by continued improvement in business conditions and economic growth, with higher raw material costs again forcing selling prices upward, although some of the increased selling prices were demand driven.

                                  PART I
                                 (con'd.)

     The joist business is highly competitive. Due to similarity of product, relatively small price differences are often determinative in placing business. Ability to meet the customer's time requirements for delivery also is important in securing business. Competing successfully becomes more difficult with the distance to point of delivery due to transportation costs. In 1988, reduced bookings were caused by intensified competition; however, higher raw material costs brought selling prices up, but not enough to maintain profit margins. Although 1989 was still very competitive, selling prices and order rates increased and profit margins improved slightly. In 1990, selling prices and order rates declined as a result of a weakened construction industry, causing increased competition. The severely depressed activity in the construction industry, due to overbuilding, again in 1991 resulted in drastic declines in selling prices and demand. In spite of depressed conditions, 1992 brought improved shipments due mainly to successful job bidding; however, in order to book a higher percentage of quotations, selling prices consequently suffered. Again in 1993, successful job bidding resulted in improved shipment levels, while higher raw material costs pushed selling prices upward, even though the construction industry remained depressed and highly competitive. In 1994, an easing of competitive conditions within the construction industry led to increased shipment levels, while selling prices were again forced upward by higher raw material costs.

     Billets are semi-finished products used by the Registrant in its rolling mill process to manufacture various merchant bar products. With the addition of new casting equipment in recent years, the Registrant has anticipated a growing billet market of nonaffiliated customers who further fabricate the billets for various end uses. In 1988 and 1989, billet sales improved significantly due to higher selling prices and increased order rates. Competition within the industry caused a drop in selling prices in 1990, with demand slowing. In 1991, selling prices trended further downward, while order rates fell due to the sagging economy. Billet sales improved significantly in 1992 as a result of increased domestic demand and entry into the much more competitive export markets, although selling prices still continued to slump. Again in 1993, increased export

                                  PART I
                                 (con'd.)

business and improved domestic demand resulted in significantly higher billet shipments. Selling prices also rose in reaction to higher scrap steel costs. Shipments of billets declined slightly in 1994 due to a lack of export shipments, although domestic shipments improved significantly. While the export markets were much more competitive, domestic demand improved dramatically. Higher billet prices were also driven by higher scrap steel costs, but the increased domestic billet shipments, which bring a higher price, also contributed.

          (xi) During the last three fiscal years, the Registrant was not involved in any material research and development activities.

          (xii) The Registrant has been notified by the United States Environmental Protection Agency (EPA) and the County of Roanoke of its potential liability and responsibility for materials at a landfill site and adjacent streams near Salem, Virginia. The Registrant has entered into a cost-sharing agreement with the County of Roanoke for response action (cleanup) at the landfill site and filed a plan with EPA for the cleanup of the streams. Total costs to the Registrant in connection with the landfill and streams are uncertain. Provisions were made for $2,000,000 in settlement costs through fiscal year 1994 and are reflected in consolidated liabilities. While the cost of future remedial action or future claims is difficult to project, management believes it would not have a materially adverse effect on the consolidated financial position, results of operations and competitive position of the Registrant.

     The Registrant currently disposes of the furnace dust through a contract with an approved waste disposal firm. The Registrant believes it is in substantial compliance with applicable federal, state and local regulations. However, future changes in regulations may require expenditures which could adversely affect earnings in subsequent years.

     The Registrant has constructed over the years pollution control equipment at an aggregate cost of over $7,600,000. Annual operating expenses and depreciation of all pollution control equipment and waste disposal costs are in excess of $4,000,000 in the aggregate. The Registrant is expected to spend approximately $1,000,000 to $2,000,000

                                  PART I
                                 (con'd.)

for additional pollution control and waste disposal equipment and facilities during subsequent fiscal years. Adoption of the Clean Air Act Amendments of 1990 is not anticipated to have a materially adverse effect on the Registrant's operations, capital resources or liquidity, nor should any incremental increase in capital expenditures occur due to the Act.

          (xiii) At October 31, 1994, the Registrant employed 499 persons at its Roanoke plant, with no employment at its Salem division, idle since mid-1991. The Registrant's subsidiaries, John W. Hancock, Jr., Inc., Socar, Inc., Shredded Products Corporation and RESCO Steel Products Corporation employed 245, 232, 37 and 43 persons, respectively.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

           When the Registrant's billet production exceeds its required needs, this semi-finished product is offered for sale. During past years, a portion of the excess billets has been sold to brokers who represent foreign purchasers. In 1992, export (billet) sales to Mexico and Columbia amounted to $2,500,259 and $1,951,636, respectively, near break-even margins. During 1993, export (billet) sales to China and Mexico amounted to $4,485,565 and $ 620,028, respectively, slightly below break-even margins. There were no foreign sales of excess billets or other products during fiscal year 1994. The information required by this paragraph by geographical area, as to foreign and domestic operations, is not provided since it is identical to the table in paragraph (b) with all information pertaining to the United States.

ITEM 2.  PROPERTIES

         The Registrant owns 68 acres situated in the City of Roanoke, Virginia, which comprises its main plant, of which 25 acres are used to provide 330,000 square feet of manufacturing space with an annual billet capacity of approximately 600,000 tons. A 30 acre site is owned in Salem, Virginia, of which 10 acres were used to provide 51,355 square feet of manufacturing space, until March 1991, when the plant was idled. The



                                  PART I
                                 (con'd.)

Registrant acquired in 1991 a 447 acre tract of land in Franklin County, Virginia, 100 acres of which was transferred to Shredded Products Corporation in a move of shredding operations from its Montvale location. Part of this new Shredded Products property is being used as an approved industrial landfill. The remaining 337 acres of this land will be marketed as an industrial park for Franklin County.

          Shredded Products Corporation operates in both Montvale and Rocky Mount, Virginia. The Montvale plant is situated on a 75 acre site owned by the Registrant, approximately 20 acres of which are regularly used in its scrap processing operation, with an annual production capacity of approximately 18,000 tons. The new Rocky Mount facility is located on a 100 acre site owned by Shredded Products Corporation, partially consisting of a 25 acre industrial landfill used for the disposal of its auto fluff, and another 25 acres of which are regularly used in its shredding operation, with an annual production capacity of approximately 150,000 tons.

          John W. Hancock, Jr., Inc. is located in Roanoke County near Salem, Virginia. The plant is situated on a 37 acre site owned by Hancock, Inc., 17 acres of which are regularly used in its operations. Buildings on the site contain 131,614 square feet of floor space.

          Socar, Inc. and its subsidiaries are located in Florence, South Carolina, and in Continental and Bucyrus, Ohio. The Florence facility is located on a 28 acre site owned by Socar, Inc., 16 acres of which are regularly used in its operations. Buildings on the site contain 93,359 square feet of floor space. The plant located on a 31 acre site in Continental, Ohio, owned by Socar, Inc., has 81,172 square feet of floor space in manufacturing buildings, situated on 8 acres regularly used in its operations. There is an idle facility in Bucyrus, Ohio, owned by Socar, Inc. (leased to an unaffiliated manufacturer), and located on a 17 acre site, 7 acres of which contain 118,228 square feet of building floor space.
          RESCO Steel Products Corporation operates from a building containing 43,340 square feet of floor space, located in Salem, Virginia, on a 6.75 acre site owned by RESCO.

                                  PART I
                                 (con'd.)

          The various buildings are of modern design, well-maintained, and suitable and adequate for the requirements of the business.

ITEM 3.  LEGAL PROCEEDINGS

          A County of Roanoke landfill site, where the Registrant had disposed of furnace dust from 1969 until 1976, was designated on the National Priorities List as a Superfund site in 1989. The Registrant has been notified by the United States Environmental Protection Agency (EPA) and the County of Roanoke of its potential liability and responsibility for materials at the landfill site and adjacent streams. The Registrant has entered into a cost-sharing agreement with the County of Roanoke for response action (cleanup) at the landfill site and is implementing a plan approved by EPA for the cleanup of the streams. Total costs to the Registrant in connection with the landfill and streams are uncertain. Provisions were made for approximately $2,000,000 in settlement costs through fiscal year 1994 and are reflected in consolidated liabilities. While the cost of future remedial action or future claims is difficult to project, management believes it would not have a materially adverse effect on the consolidated financial position, results of operations and competitive position of the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year covered.

         EXECUTIVE OFFICERS OF THE REGISTRANT

          Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders held on January 16, 1995.



                                  PART I
                                 (con'd.)

          The names, ages and positions of all of the executive officers of the Registrant as of October 31, 1994 are listed below with their business experience with the Registrant for the past five years. Officers are elected annually by the Board of Directors at the first meeting of directors following the annual meeting of shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

          Thomas J. Crawford, 39, has served as Secretary of the Registrant since January 1985 and as Assistant Vice President since January 1993; prior thereto, he had served as Manager of Inside Sales since 1984 and as a Sales Representative since 1977. He has 17 years of service with the Registrant.

          Donald R. Higgins, 49, has served as Vice President - Sales of the Registrant since January 1986; prior thereto, he had served as General Sales Manager since 1984 and Assistant Sales Manager since 1978. He has 29 years of service with the Registrant.

          John E. Morris, 53, has served as Vice President - Finance of the Registrant since October 1988 and as Assistant Treasurer since 1985; prior thereto, he had served as Controller since 1971. He has 23 years of service with the Registrant.

          William L. Neal, 67, has served as President of John W. Hancock, Jr., Inc. (wholly-owned subsidiary of the Registrant) since October 1984 and as Director of the Registrant since January 1989; prior thereto, he had served as Executive Vice President since December 1972. He has 39 years of service with Hancock, Inc.

          Donald G. Smith, 59, has served as Chairman of the Board of the Registrant since February 1989, as Chief Executive Officer since November 1986, as President and Treasurer since January 1985 and as Director of the Registrant since April 1984; prior thereto, he had served as Vice President
- - Administration since September 1980 and as Secretary since January 1967. He has 37 years of service with the Registrant.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

          The specified information required by this item is incorporated by reference to the information under the heading "Stock Activity" in the 1994 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

          The specified information required by this item is incorporated by reference to the information under the heading "5 Year Summary of Operations" in the 1994 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The specified information required by this item is incorporated by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1994 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The specified information required by this item is incorporated by reference to the information under the headings "Independent Auditors' Report", "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in the 1994 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

.
                                 PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The specified information required by this item is incorporated by reference to the information under the heading "Information Concerning Directors and Nominees" in the Proxy Statement dated December 12, 1994, as filed with the Commission, or is included under the heading "Executive Officers of the Registrant" in Part I of this 10-K filing. The disclosure required by Item 405 of Regulation S-K is not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

           The specified information required by this item is incorporated by reference to the information under the headings "Executive
Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Performance Graph" and "Board of Directors and Committees
- -- Director Compensation" in the Proxy Statement dated December 12, 1994, as filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The specified information required by this item is incorporated by reference to the information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement dated December 12, 1994, as filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The specified information required by this item is incorporated by reference to the information under the heading "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement dated December 12, 1994, as filed with the Commission.


                                 PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:
            (1) The following financial statements are filed as part of the 1994 Annual Report to Stockholders which is incorporated by reference:
               (a) Consolidated Balance Sheets
               (b) Consolidated Statements of Stockholders' Equity
               (c) Consolidated Statements of Earnings
               (d) Consolidated Statements of Cash Flows
               (e) Notes to Consolidated Financial Statements
               (f) Independent Auditors' Report
          Individual financial statements of the Registrant are not being filed because the Registrant is primarily an operating company and its subsidiaries do not have minority equity interests and/or long-term indebtedness (including current portions) to any person outside the consolidated group (excluding long-term indebtedness which is collateralized by the Registrant by guarantee, pledge, assignment or otherwise), in amounts which together exceed 5 percent of the total consolidated assets.

                                 PART  IV
                                 (con'd.)

            (2) Pursuant to Regulation S-K the following Exhibit Index is added immediately preceding the exhibits filed as part of the subject Form 10-K:
                               EXHIBIT INDEX

EXHIBIT NO.                      EXHIBIT                           PAGE

     (3)         (a) Articles of Incorporation                      19
                                                               Incorporated by
                                                                  Reference

                 (b) By-Laws, as amended                            19
                                                               Incorporated by
                                                                  Reference

     (4)             Instruments Defining the Rights of             20
                      Security Holders

     (10)        (a) Executive Officer Incentive Arrangement        21
                                                               Incorporated by
                                                                  Reference

                 (b) Roanoke Electric Steel Corporation
                      Employees' Stock Option Plan                  21
                                                               Incorporated by
                                                                  Reference

     (13)            1994 Annual Report to Stockholders             22

     (21)            Subsidiaries of the Registrant                 23

     (23)            Consent of Independent Auditors                24

     (27)            Financial  Data Schedule                       25


     (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed by the Registrant during the last quarter of the fiscal period covered by the Annual Report.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ROANOKE ELECTRIC STEEL CORPORATION
                                                       Registrant

                                    By:            Donald G. Smith
                                        Donald G. Smith, Chairman, President,
                                        Treasurer and Chief Executive Officer
                                        (Principal Executive Officer, Principal
                                            Financial Officer and Director)

Date: January 24, 1995

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name and Title                               Date

         Donald G. Smith                                     January 24, 1995
     Donald G. Smith, Chairman, President,
     Treasurer and Chief Executive Officer
     (Principal Executive Officer, Principal
     Financial Officer and Director)

         John E. Morris                                      January 24, 1995
     John E. Morris, Vice President - Finance and Assistant Treasurer (Principal
     Accounting Officer)

         Charles I. Lunsford, II                             January 24, 1995
     Charles I. Lunsford, II       Director

         Paul E. Torgersen                                   January 24, 1995
     Paul E. Torgersen             Director

         William L. Neal                                     January 24, 1995
     William L. Neal               Director

         Thomas L. Robertson                                 January 24, 1995
     Thomas L. Robertson           Director

         Gordon C. Willis                                    January 24, 1995
     Gordon C. Willis              Director


                              EXHIBIT  NO. 3
                                    (a)

                         ARTICLES OF INCORPORATION

          Incorporated by reference to the previously filed Form 10-K for October 31, 1990 on file in the Commission office.


                                    (b)

                            BY-LAWS, AS AMENDED

          Incorporated by reference to the previously filed Form 10-K for October 31, 1993 on file in the Commission office.


.
                              EXHIBIT  NO. 4

            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

          Pursuant to Item 601(b) (4) (iii) of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission, upon request, copies of the instruments defining the rights of holders of the long-term debt of Roanoke Electric Steel Corporation and its subsidiaries described in its 1994 Annual Report to Stockholders and Form 10-K.

                              EXHIBIT NO. 10
                                    (a)
                  EXECUTIVE OFFICER INCENTIVE ARRANGEMENT

          Incorporated by reference to the previously filed Form 10-K for October 31, 1993 on file in the Commission office.

                                    (b)
                    ROANOKE ELECTRIC STEEL CORPORATION
                       EMPLOYEES' STOCK OPTION PLAN

          Incorporated by reference to the previously filed Form 10-K for October 31, 1992 on file in the Commission office.


                              EXHIBIT NO. 13

                    1994 ANNUAL REPORT TO STOCKHOLDERS

                              EXHIBIT NO. 21

                      SUBSIDIARIES OF THE REGISTRANT

     Registrant:              Roanoke Electric Steel Corporation

                                                          Organized Under
     Subsidiary of Registrant                             Jurisdiction of

     Shredded Products Corporation                        Virginia
     John W. Hancock, Jr., Inc.                           Virginia
     Socar, Incorporated                                  South Carolina
     RESCO Steel Products Corporation                     Virginia
     Roanoke Technical Treatment and Services, Inc.       Virginia


                              EXHIBIT NO. 23

DELOITTE & TOUCHE LLP
Suite 1401                                         Telephone:  (910)  721-2300
500 West Fifth Street                              Facsimile:  (910)  721-2301
P.O. Box 20129
Winston -Salem, North Carolina 27120-0129


CONSENT OF INDEPENDENT AUDITORS


Roanoke Electric Steel Corporation:

We hereby consent to the incorporation by reference in Registration Statement Nos. 33-27359 and 33-35243 on Form S-8 of our report dated November 18, 1994, appearing in and incorporated by reference in this Annual Report on Form 10-K of Roanoke Electric Steel Corporation for the year ended October 31, 1994.

Deloitte & Touche LLP

Winston-Salem, North Carolina
January 24, 1994

Deloitte Touche
Tohmatsu
International




                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE