Form 10-Q
period 1995-01-31
ROANOKE ELECTRIC STEEL CORP
filed 1995-03-16
CIK 84278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q

          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1995

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

                          Yes    x     No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of January 31, 1995.

                          5,348,909 Shares outstanding

                       ROANOKE ELECTRIC STEEL CORPORATION

                                   FORM 10-Q

                                    CONTENTS

                                                                         Page
1. Part I           -  Financial Information                             3 - 9
    Item 1.            Financial Statements:

               a.    Consolidated Balance Sheets                         3
               b.    Consolidated Statements of Earnings                 4
               c.    Consolidated Statements of Cash Flows               5
               d.    Notes to Consolidated Financial Statements          6
               e.    Independent Accountants' Report                     7

    Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      8 - 9


2. Part II          -  Other Information                                10
    Item 1.            Legal Proceedings                                10
    Item 4.            Submission of Matters to a Vote of
                       Security Holders                                 10
    Item 6.            Exhibits and Reports on Form 8-K                 10


3. Signatures                                                           11


4. Exhibit Index pursuant to Regulation S-K                             12


5. Exhibits

               a.   Financial Data Schedule                             13



                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                       ROANOKE ELECTRIC STEEL CORPORATION

                          Consolidated Balance Sheets
                                     ASSETS
                                                        (Unaudited)      (Audited)
                                                        January 31,     October 31,
                                                           1995            1994
CURRENT ASSETS
    Cash and cash equivalents                         $   3,212,778   $     150,036
    Investments                                           3,909,139       5,333,895
    Accounts receivable                                  31,728,735      34,840,838
    Inventories                                          33,033,746      26,969,662
    Prepaid expenses                                        774,678       1,159,074
    Deferred income taxes                                 1,215,551       1,215,551
         Total current assets                            73,874,627      69,669,056
PROPERTY, PLANT AND EQUIPMENT
    Land                                                  4,666,070       3,243,426
    Buildings                                            16,670,108      15,712,110
    Other property and equipment                        102,850,353      94,942,955
    Assets under construction                             2,507,455       9,664,843
         Total                                          126,693,986     123,563,334
    Less--accumulated depreciation                       55,027,077      53,088,234
         Property, plant and equipment, net              71,666,909      70,475,100
OTHER ASSETS
    Unamortized excess of cost of investment in
        subsidiary over net assets acquired                  62,158         108,777
    Other                                                   218,053         220,577
         Total other assets                                 280,211         329,354
TOTAL                                                 $ 145,821,747   $ 140,473,510

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                 $   3,723,960   $   4,791,834
    Notes payable                                        12,000,000       6,500,000
    Accounts payable                                     17,090,269      16,560,157
    Dividends payable                                       641,869       1,337,227
    Employees' taxes withheld                               330,033         254,965
    Accrued profit sharing contribution                   1,386,330       3,269,640
    Accrued wages and expenses                            1,364,564       1,764,863
    Accrued income taxes                                  2,693,853         685,950
         Total current liabilities                       39,230,878      35,164,636
LONG-TERM DEBT
    Notes payable                                        22,578,125      25,521,000
    Less--current portion                                 3,723,960       4,791,834
         Total long-term debt                            18,854,165      20,729,166
POSTRETIREMENT LIABILITIES                                  305,148         242,000
DEFERRED INCOME TAXES                                    11,830,039      11,920,039
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized 10,000,000
         shares, issued 5,946,738 shares                  1,330,650       1,330,650
    Capital in excess of stated value                     9,349,429       9,349,429
    Retained earnings                                    66,116,306      62,932,458
         Total                                           76,796,385      73,612,537
    Less--treasury stock, 597,829 shares--at cost         1,194,868       1,194,868
         Total stockholders' equity                      75,601,517      72,417,669
TOTAL                                                 $ 145,821,747   $ 140,473,510

The accompanying notes to consolidated financial statements are an integral part of this statement.



                       ROANOKE ELECTRIC STEEL CORPORATION

                      Consolidated Statements of Earnings


                                                           (Unaudited)
                                                        Three Months Ended
                                                           January 31,
                                                         1995          1994

SALES                                               $ 57,520,532  $ 47,052,752

COST OF SALES                                         45,571,355    40,998,635

GROSS EARNINGS                                        11,949,177     6,054,117


OTHER OPERATING EXPENSES
   Administrative                                      3,667,022     3,307,537
   Interest, net                                         500,267       454,737
   Profit sharing                                      1,386,330       567,721
     Total                                             5,553,619     4,329,995

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES           6,395,558     1,724,122

INCOME TAX EXPENSE                                     2,569,842       692,526

EARNINGS BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLES                     3,825,716     1,031,596

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLES FOR INCOME TAXES                             -         3,093,940

NET EARNINGS                                        $  3,825,716  $  4,125,536

Weighted average number of common
   shares outstanding *                                5,348,909     5,306,751

Earnings per share of common stock
   Earnings before cumulative effect of
   accounting change                                $       0.72  $       0.20

   Cumulative effect of accounting change for
   income taxes                                            -              0.58

   Net earnings per share of common stock           $       0.72  $       0.78

Cash dividends per share of common stock            $       0.12  $       0.12

* Adjusted for stock options exercised.

The accompanying notes to consolidated financial statements are an integral part of this statement.




                       ROANOKE ELECTRIC STEEL CORPORATION

                     Consolidated Statements of Cash Flows

                                                                   (Unaudited)
                                                                Three Months Ended
                                                                    January 31,
                                                                1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                              $   3,825,716  $   4,125,536
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Cumulative effect of change in accounting
     for income taxes                                            -          (3,093,940)
     Postretirement liabilities                                  63,148         60,500
     Depreciation and amortization                            1,992,865      1,865,385
     Deferred income taxes                                      (90,000)       (92,000)
     Changes in assets and liabilities which provided
       (used) cash, exclusive of changes shown separately    (2,238,111)     3,081,070
Net cash provided by operating activities                     3,553,618      5,946,551

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment             (3,130,652)    (2,558,243)
  Sales (purchases) of investments                            1,419,878       (980,865)
  Other                                                          -             (42,474)
Net cash used in investing activities                        (1,710,774)    (3,581,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable--net                                          5,500,000     (1,000,000)
  Cash dividends                                               (641,869)      (637,069)
  Increase (decrease) in dividends payable                     (695,358)           480
  Proceeds from exercise of common stock options                 -              29,000
  Redemption of long-term debt                               (2,942,875)    (2,178,875)
Net cash provided by (used in) financing activities           1,219,898     (3,786,464)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          3,062,742     (1,421,495)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  150,036      3,067,418

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   3,212,778  $   1,645,923

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY:
     (Increase) decrease in accounts receivable           $   3,112,103  $   4,081,745
     (Increase) decrease in inventories                      (6,064,084)      (162,728)
     (Increase) decrease in prepaid expenses                    384,396        (20,487)
     Increase (decrease) in accounts payable                    530,112       (123,315)
     Increase (decrease) in employees' taxes withheld            75,068         45,238
     Increase (decrease) in accrued profit
       sharing contribution                                  (1,883,310)    (1,112,525)
     Increase (decrease) in accrued wages and expenses         (400,299)      (346,940)
     Increase (decrease) in accrued income taxes              2,007,903        720,082
Total                                                     $  (2,238,111) $   3,081,070

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                $     601,218  $     592,639
  Income taxes                                            $     651,507  $      64,443

The accompanying notes to consolidated financial statements are an integral part of this statement.



                     ROANOKE ELECTRIC STEEL CORPORATION

                 Notes to Consolidated Financial Statements

                              January 31, 1995

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1995 and the results of operations and cash flows for the three months ended January 31, 1995 and 1994.

Note 2. Inventories include the following major classifications:

                               (Unaudited)    (Audited)
                               January 31,   October 31,
                                  1995         1994
     Scrap Steel             $  4,873,977 $  4,737,074
     Melt Supplies              2,190,646    1,888,830
     Billets                    4,865,267    3,209,030
     Mill Supplies              3,034,295    2,867,779
     Finished Steel            18,069,561   14,266,949
                             $ 33,033,746 $ 26,969,662


Note 3.  The Company adopted Statement of Financial Accounting Standards
         (SFAS) No. 109, "Accounting for Income Taxes", effective
         November 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's statements was to increase income by $3,093,940 ($.58 per share) for the three months ended January 31, 1994.

Note 4. Certain amounts included in the consolidated financial statements for 1994 have been reclassified from their original presentation to conform with the current year presentation.




                      INDEPENDENT ACCOUNTANTS' REPORT


DELOITTE & TOUCHE LLP
Suite 1401                                        Telephone: (910) 721-2300
500 West Fifth Street                             Facsimile: (910) 721-2301
Winston-Salem, North Carolina 27152


Board of Directors
   Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of January 31, 1995, and the related consolidated statements of earnings and cash flows for the three-month periods ended January 31, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of October 31, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 18, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as October 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP

February 24, 1995


Deloitte Touche
Tohmatsu
International



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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                   Comparison of Increases (Decreases)
                                              Three months Ended
                                                 January 31,
                                                1995 and 1994
                                              Amount         Percent
Sales                                     10,467,780           22.2
Cost of Sales                              4,572,720           11.2
Administrative Expenses                      359,485           10.9
Interest Expense                              45,530           10.0
Profit Sharing Expense                       818,609          144.2
Earnings before Income Taxes and
Cumulative Effect of Change
   in Accounting                           4,671,436          270.9
Principles
Income Tax Expense                         1,877,316          271.1
Earnings before Cumulative Effect of
   Change in Accounting Principles         2,794,120          270.9
Cumulative Effect of Change in
   Accounting Principles for
     Income Taxes                         (3,093,940)           *
Net Earnings                                (299,820)          (7.3)

                                             * Cannot be calculated


Sales for the periods compared increased significantly as a result of increases in selling prices and tons shipped for both merchant bar products and fabricated products (bar joists and rebar). Sales were negatively affected by lower billet tons shipped, eventhough selling prices for billets were improved. The increased bar product shipments were due to the continued improvement in market conditions, while merchant bar selling prices improved as a result of higher scrap costs and increased demand, both prompting industry-wide price increases. Shipments of fabricated products increased substantially, fueled both by increased activity and an easing of competition within the construction industry, while fabricated product selling prices increased mainly as a result of higher raw material costs and less competitive conditions. Billet selling prices increased primarily due to rising scrap prices which normally trigger changes in billet pricing.
The decrease in billet tons shipped resulted from the lack of available billets as demand and market conditions remained strong. Cost of sales increased as a result of the increases in both tons shipped of merchant bar and fabricated products and the cost of scrap steel, our main raw material, in spite of the reduction in billet tons shipped and the cost savings realized with the start-up of our modern auto shredding operation. Gross profit as a percentage of sales increased by approximately 7.9% primarily as a result of the higher selling prices for all product classes and increased production levels for raw steel, merchant bar and fabricated products which reduced unit costs for fixed expenses, in spite of higher scrap costs. The increase in gross profit margins at the higher shipment levels was the reason for the significant improvements in gross profit and net earnings from operations for the period. Administrative expenses increased mainly as a result of increased executive and other compensation, based on various incentive arrangements. Interest expense increased as higher interest rates and reduced capitalized interest and interest income more than offset lower average borrowings. Profit sharing expense, computed as a percentage of pretax income, increased due to the improvement in earnings. The effective income tax rate is relatively constant for both periods compared. The 1994 quarter reflects the adoption of an accounting principles change in reporting for income taxes, resulting in the cumulative effect of $3,093,940 of increased income through a deferred tax benefit.

Working capital increased $139,329 during the period to $34,643,749 mainly as a result of working capital provided from operations exceeding capital expenditures, dividends and current maturities of long-term debt amounting to $3,130,652, $641,869 and $1,875,001, respectively. The current ratio of
1.9 and the quick ratio of 1.0 both indicate very sound liquidity and a healthy financial condition. Borrowings against the Registrant's $37,500,000 lines of credit were $12,000,000 leaving a balance of $25,500,000 for future use. As a condition of our loan agreements, the real estate and equipment at the Roanoke plant have been pledged as security for the loans. In addition, the terms do not allow consolidated current assets or the assets of Socar, Inc. to be pledged. However, the secured creditors are over collateralized and additional long-term funding is available to the Company through its various lenders, who have expressed their confidence and willingness to provide additional financing.

At January 31, 1995, there were commitments for the purchase of plant and equipment amounting to $13,351,299. Funding for most of these expenditures will come from internally generated funds and the use of the credit lines mentioned above. A portion of the above commitments includes the upgrade of an electric arc furnace and the addition of a ladle furnace to the Company's melt shop operations. The ladle furnace and upgrade will increase raw steel production, improve quality, decrease production costs and improve operating efficiencies. Start-up is anticipated in 1996.

The percentage of long-term debt to total capital decreased from 22.2% to 20.0% during the quarter, due to current maturities reducing long-term debt by $1,875,001, while stockholders' equity increased as net earnings of $3,825,716 exceeded dividends of $641,869.



                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there were no material developments in or terminations of the legal proceedings reported earlier by Registrant on Form 10-K for fiscal year ended October 31, 1994, as previously filed with the commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On January 16, 1995, the Annual Meeting of Shareholders was held and the following persons were elected as Directors of the Registrant:
                                                       AUTHORITY
               DIRECTOR                        FOR      WITHHELD
               Frank A. Boxley               4,852,327    1,820
               T.A. Carter                   4,848,377    5,770
               George B. Cartledge, Jr.      4,852,327    1,820
               Charles I. Lunsford, II       4,852,327    1,820
               William L. Neal               4,852,127    2,020
               Thomas L. Robertson           4,852,327    1,820
               Donald G. Smith               4,852,327    1,820
               Paul E. Torgersen             4,852,327    1,820
               Gordon C. Willis              4,852,127    2,020
               John D. Wilson                4,849,827    4,320


        No other matters were voted on at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits.

            (27)      Financial Data Schedule

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

                                        ROANOKE ELECTRIC STEEL CORPORATION
                                                     Registrant



Date  3/15/95                                    Donald G. Smith
                                        Donald G. Smith, Chairman, President,
                                        Treasurer and Chief Executive Officer
                                            (Principal Financial Officer)

Date  3/15/95                                    John E. Morris
                                        John E. Morris, Vice President-Finance
                                                and Assistant Treasurer
                                              (Chief Accounting Officer)


                               EXHIBIT INDEX


Exhibit No.                           Exhibit                        Page


  (27)                         Financial Data Schedule                13




                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE