Form 10-Q
period 1995-04-30
ROANOKE ELECTRIC STEEL CORP
filed 1995-06-14
CIK 84278

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

        (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 1995

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1995, giving retroactive effect to a three-for-two stock split, effective May 1, 1995.

                        8,056,962 Shares outstanding

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

                               PART I - FINANCIAL INFORMATION
                                ITEM 1 - FINANCIAL STATEMENTS
                             ROANOKE ELECTRIC STEEL CORPORATION

                                Consolidated Balance Sheets
                                         ASSETS
                                                            (Unaudited)       (Audited)
                                                             April 30,       October 31,
                                                                1995             1994

CURRENT ASSETS
    Cash and cash equivalents                             $   1,114,816    $     150,036
    Investments                                               4,210,159        5,333,895
    Accounts receivable                                      34,941,076       34,840,838
    Inventories                                              33,957,490       26,969,662
    Prepaid expenses                                            502,683        1,159,074
    Deferred income taxes                                     1,215,551        1,215,551
         Total current assets                                75,941,775       69,669,056
PROPERTY, PLANT AND EQUIPMENT
    Land                                                      4,666,070        3,243,426
    Buildings                                                16,740,572       15,712,110
    Other property and equipment                            103,451,335       94,942,955
    Assets under construction                                 4,606,338        9,664,843
         Total                                              129,464,315      123,563,334
    Less--accumulated depreciation                           56,654,657       53,088,234
         Property, plant and equipment, net                  72,809,658       70,475,100
OTHER ASSETS
    Unamortized excess of cost of investment in
        subsidiary over net assets acquired                      15,539          108,777
    Other                                                       217,323          220,577
         Total other assets                                     232,862          329,354
TOTAL                                                     $ 148,984,295    $ 140,473,510

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                     $   3,802,086    $   4,791,834
    Notes payable                                            13,000,000        6,500,000
    Accounts payable                                         16,648,456       16,560,157
    Dividends payable                                           725,140        1,337,227
    Employees' taxes withheld                                   219,070          254,965
    Accrued profit sharing contribution                       2,838,586        3,269,640
    Accrued wages and expenses                                1,444,861        1,764,863
    Accrued income taxes                                        571,474          685,950
         Total current liabilities                           39,249,673       35,164,636
LONG-TERM DEBT
    Notes payable                                            22,031,250       25,521,000
    Less--current portion                                     3,802,086        4,791,834
         Total long-term debt                                18,229,164       20,729,166
POSTRETIREMENT LIABILITIES                                      368,296          242,000
DEFERRED INCOME TAXES                                        11,760,039       11,920,039
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized 10,000,000
     shares, issued 8,953,705 shares in 1995 and 8,919,955
     in 1994                                                  1,584,750        1,330,650
    Capital in excess of stated value                         9,349,429        9,349,429
    Retained earnings                                        69,637,812       62,932,458
         Total                                               80,571,991       73,612,537
    Less--treasury stock, 896,743 shares--at cost             1,194,868        1,194,868
         Total stockholders' equity                          79,377,123       72,417,669
TOTAL                                                     $ 148,984,295    $ 140,473,510


The accompanying notes to consolidated financial statements are an integral part of this statement.



                      ROANOKE ELECTRIC STEEL CORPORATION

                     Consolidated Statements of Earnings

                                                               (Unaudited)               (Unaudited)
                                                            Three Months Ended        Six Months Ended
                                                                April 30,                  April 30,
                                                           1995         1994           1995         1994

SALES                                                  $62,202,152  $51,626,556   $119,722,684  $98,679,308

COST OF SALES                                           48,821,715   45,024,391     94,393,070   86,023,026

GROSS EARNINGS                                          13,380,437    6,602,165     25,329,614   12,656,282


OTHER OPERATING EXPENSES
   Administrative                                        4,281,363    3,214,440      7,948,385    6,521,977
   Interest, net                                           548,581      446,274      1,048,848      901,011
   Profit sharing                                        1,452,256      535,265      2,838,586    1,102,986
     Total                                               6,282,200    4,195,979     11,835,819    8,525,974

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES             7,098,237    2,406,186     13,493,795    4,130,308

INCOME TAX EXPENSE                                       2,851,588      964,559      5,421,430    1,657,085

EARNINGS BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLES                       4,246,649    1,441,627      8,072,365    2,473,223

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLES FOR INCOME TAXES                               -            -             -         3,093,940

NET EARNINGS                                           $ 4,246,649  $ 1,441,627   $  8,072,365  $ 5,567,163

Weighted average number of common shares
   outstanding *                                         8,030,687    7,972,741      8,026,887    7,966,253

Earnings per share of common stock
   Earnings before cumulative effect of
     accounting change                                 $      0.52  $      0.18   $       1.00  $      0.31

   Cumulative effect of accounting change
     for income taxes                                           -            -             -           0.39

   Net earnings per share of common stock              $      0.52  $      0.18   $       1.00  $      0.70

Cash dividends per share of common stock               $      0.09  $      0.08   $       0.17  $      0.16

* Adjusted for three-for-two stock split effective 5-1-95 and stock options exercised.

The accompanying notes to consolidated financial statements are an integral part of this statement.


             ROANOKE ELECTRIC STEEL CORPORATION

           Consolidated Statements of Cash Flows

                                                                     (Unaudited)
                                                                   Six Months Ended
                                                                      April 30,
                                                                 1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                $  8,072,365   $  5,567,163
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Cumulative effect of change in accounting for income taxes       -         (3,093,940)
  Postretirement liabilities                                     126,296        121,000
  Depreciation and amortization                                4,067,706      3,729,764
  Gain on sale of property, plant and equipment                  (32,540)       (19,524)
  Deferred income taxes                                         (160,000)      (176,000)
  Changes in assets and liabilities which provided
    (used) cash, exclusive of changes shown seperately        (7,244,803)      (295,410)
Net cash provided by operating activities                      4,829,024      5,833,053

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment              (6,435,440)    (4,560,227)
  Proceeds from sale of property, plant and equipment            170,254         39,124
  Sales (purchases) of investments                             1,115,688       (246,308)
  Other                                                            -            (60,703)
Net cash used in investing activities                         (5,149,498)    (4,828,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable--net                                           6,500,000        500,000
  Cash dividends                                              (1,367,009)    (1,275,686)
  Increase (decrease) in dividends payable                      (612,087)         1,488
  Proceeeds from exercise of common stock options                254,100        134,900
  Redemption of long-term debt                                (3,489,750)    (3,107,750)
Net cash provided by (used) in financing activities            1,285,254     (3,747,048)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             964,780     (2,742,109)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   150,036      3,067,418

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  1,114,816   $    325,309

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
 (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY:
  (Increase) decrease in accounts receivable                $   (100,238)  $ (2,714,328)
  (Increase) decrease in inventories                          (6,987,828)    (1,625,218)
  (Increase) decrease in prepaid expenses                        656,391        323,957
  Increase (decrease) in accounts payable                         88,299      4,345,949
  Increase (decrease) in employees' taxes withheld               (35,895)        39,755
  Increase (decrease) in accrued profit sharing contribution    (431,054)      (577,260)
  Increase (decrease) in accrued wages and expenses             (320,002)      (374,086)
  Increase (decrease) in accrued income taxes                   (114,476)       285,821
Total                                                       $ (7,244,803)  $   (295,410)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                  $  1,239,804   $  1,155,468
  Income taxes                                              $  5,695,906   $  1,547,264

The accompanying notes to consolidated financial statements are an integral part of this statement.



                     ROANOKE ELECTRIC STEEL CORPORATION

                 Notes to Consolidated Financial Statements

                               April 30, 1995

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1995 and the results of operations for the three months and six months ended April 30, 1995 and 1994 and cash flows for the six months ended April 30, 1995 and 1994.

Note 2. Inventories include the following major classifications:

                                     (Unaudited)     (Audited)
                                      April 30,     October 31,
                                        1995           1994
          Scrap Steel              $  2,211,078   $  4,737,074
          Melt Supplies               3,133,260      1,888,830
          Billets                     2,824,243      3,209,030
          Mill Supplies               2,935,852      2,867,779
          Finished Steel             22,853,057     14,266,949
                                   $ 33,957,490   $ 26,969,662



Note 3. The Company adopted Statement of Financial Accounting Standards
        (SFAS) No. 109, "Accounting for Income Taxes", effective
        November 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's statements was to increase income by $3,093,940
        ($.39 per share) for the three months ended January 31, 1994 and the six months ended April 30, 1994.

Note 4. Certain amounts included in the consolidated financial statements for 1994 have been reclassified from their original presentation to conform with the current year presentation.

Note 5. The Registrant declared a three-for-two common stock split payable May 1, 1995, to shareholders of record May 1, 1995, with a distribution date of May 25, 1995. All references to the number of common shares and per common share amounts have been restated to retroactively reflect the stock split.


DELOITTE & TOUCHE LLP
Suite 1401                                          Telephone:  (910) 721-2300
500 West Fifth Street                               Facsimile:  (910) 721-2301
Winston-Salem, North Carolina 27152


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
     Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of April 30, 1995, and the related consolidated statements of earnings and cash flows for the three-month and six-month periods ended April 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of October 31, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 18, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

June 1, 1995

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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                   Comparison of Increases (Decreases)
                                Three Months Ended       Six Months Ended
                                       April 30,             April 30,
                                    1995 and 1994         1995 and 1994
                                   Amount   Percent      Amount   Percent
Sales                            10,575,596    20.5    21,043,376    21.3
Cost of Sales                     3,797,324     8.4     8,370,044     9.7
Administrative Expenses           1,066,923    33.2     1,426,408    21.9
Interest Expense                    102,307    22.9       147,837    16.4
Profit Sharing Expense              916,991   171.3     1,735,600   157.4
Earnings before Income Taxes and
Cumulative Effect of Change in
Accounting Principles             4,692,051   195.0     9,363,487   226.7
Income Tax Expense                1,887,029   195.6     3,764,345   227.2
Earnings before Cumulative
Effect of Change in Accounting
Principles                        2,805,022   194.6     5,599,142   226.4
Cumulative Effect of Change in
Accounting Principles for
Principles for Income Taxes            -          -    (3,093,940)    *

Net Earnings                      2,805,022   194.6     2,505,202    45.0


                                                   * Cannot be Calculated

The significant increase in sales for both the six month and three month periods compared was due to substantial increases in tons shipped of fabricated products (bar joists and rebar) and billets together with improved selling prices for bar products, fabricated products and billets, in spite of a reduction in bar product tons shipped. The increased fabricated product shipments were the result of both increased activity and an easing of competition within the construction industry, while the improved selling prices of fabricated products were mainly due to higher raw material costs and the less competitive conditions. Higher demand and improved market conditions resulted in the increased billet tons shipped. Scrap price fluctuations normally trigger changes in billet pricing, but while scrap prices were temporarily lower, billet selling prices remained higher. Bar product selling prices improved as a result of increased demand, prompting industry-wide price increases. Excess inventories at steel service centers caused a temporary reduction in tons shipped of bar products as market conditions and backlogs remained strong. Cost of sales increased for both the six month and three month periods compared primarily due to the increase in tons shipped of billets and fabricated products, in spite of lower scrap costs, the reduction in tons shipped of merchant bar products and the cost savings realized with the start-up of our modern auto shredding operation. Inflation in general was not significant. Gross profit as a percentage of sales increased by approximately 8.3% and 8.7% for the six months and three months compared, respectively. These increases were primarily due to the higher selling prices for all product classes, the lower scrap costs and increased production levels for raw steel, merchant bar and fabricated products which reduced unit costs for fixed expenses.
The increase in gross profit margins at the higher shipment levels for fabricated products and billets was the reason for the increase in both gross profit and net earnings for the periods compared. Administrative expenses increased in both periods compared mainly as a result of increased executive and other compensation, based on various incentive arrangements. Interest expense increased in both periods compared due to higher interest rates, increased average borrowings and reduced capitalized interest and interest income. Profit sharing expense, computed as a percentage of pretax income, increased in both periods compared as a result of the improvements in earnings. The effective income tax rate is relatively constant for both periods compared. The 1994 six month period reflects the adoption of an accounting principles change in reporting for income taxes, resulting in the cumulative effect of $3,093,940 of increased income through a deferred tax benefit.

Working capital increased $2,187,682 during the period to $36,692,102 mainly as a result of working capital provided from operations exceeding capital expenditures, dividends and current maturities of long-term debt amounting to $6,435,440, $1,367,009 and $2,500,002, respectively. The current ratio of 1.9 and the quick ratio of 1.0 both indicate very sound liquidity and a healthy financial condition. Borrowings against the Registrant's $37,500,000 lines of credit were $13,000,000 leaving a balance of $24,500,000 for future use. As a condition of our loan agreements, the real estate and equipment at the Roanoke plant have been pledged as security for the loans. In addition, the terms do not allow consolidated current assets or the assets of Socar, Inc. to be pledged. However, the secured creditors are over collateralized and additional long-term funding is available to the Company through its various lenders, who have expressed their confidence and willingness to provide additional financing.

At April 30, 1995, there were commitments for the purchase of plant and equipment amounting to $11,267,212. Funding for most of these expenditures will come from internally generated funds and the use of the credit lines mentioned above. A portion of the above commitments includes the upgrade of an electric arc furnace and the addition of a ladle furnace to the Company's melt shop operations. The ladle furnace and upgrade will increase raw steel production, improve quality, decrease production costs and improve operating efficiencies. Start-up is anticipated in 1996.

The percentage of long-term debt to total capital decreased from 22.2% to 18.7% during the first half of the year, due to current maturities reducing long-term debt by $2,500,002, while stockholders' equity increased as net earnings of $8,072,365 exceeded dividends of $1,367,009.



                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by Registrant on Form 10-K for fiscal year ended October 31, 1994 and Form 10-Q for the quarter ended January 31, 1995, as previously filed with the commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits.

            (27)      Financial Data Schedule

     b. Reports on Form 8-K.

            A report on Form 8-K was filed April 18, 1995, during the quarter for which this report is filed, stating that the Registrant had declared a three-for-two common stock split payable May 1, 1995, to shareholders of record May 1, 1995, with a distribution date of May 25, 1995. The stock split, intended to broaden the market for the Company's shares, will result in the issuance of approximately 2,677,200 shares, resulting in approximately 8,031,600 shares outstanding after the split.

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

                                        ROANOKE ELECTRIC STEEL CORPORATION
                                                     Registrant



Date 6/6/95                                       Donald G. Smith
                                        Donald G. Smith, Chairman, President,
                                        Treasurer and Chief Executive Officer
                                             (Principal Financial Officer)



Date 6/6/95                                      John E. Morris
                                        John E. Morris, Vice President-Finance
                                                 and Assistant Treasurer
                                               (Chief Accounting Officer)


                               EXHIBIT INDEX


Exhibit No.                       Exhibit                           Page
  (27)                  Financial Data Schedule                      13



                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE