Form 10-Q
period 1995-07-31
ROANOKE ELECTRIC STEEL CORP
filed 1995-09-14
CIK 84278

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                 FORM 10-Q

        (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 1995

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

                                (540) 342-1831
           (Registrant's telephone number, including area code)

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

                          Yes    x     No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1995, reflecting a three-for-two stock split, effective May 1, 1995.

                        8,066,147 Shares outstanding



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


                                 PART I - FINANCIAL INFORMATION
                                 ITEM 1 - FINANCIAL STATEMENTS
                               ROANOKE ELECTRIC STEEL CORPORATION

                                   Consolidated Balance Sheets
                                             ASSETS
                                                                         (Unaudited)       (Audited)
                                                                           July 31,       October 31,
                                                                             1995             1994


CURRENT ASSETS
    Cash and cash equivalents                                          $   3,899,277    $     150,036
    Investments                                                            4,237,492        5,333,895
    Accounts receivable                                                   37,785,430       34,840,838
    Inventories                                                           30,528,266       26,969,662
    Prepaid expenses                                                         858,886        1,159,074
    Deferred income taxes                                                  1,215,551        1,215,551
         Total current assets                                             78,524,902       69,669,056
PROPERTY, PLANT AND EQUIPMENT
    Land                                                                   4,666,070        3,243,426
    Buildings                                                             16,740,572       15,712,110
    Other property and equipment                                         103,631,211       94,942,955
    Assets under construction                                              4,898,604        9,664,843
         Total                                                           129,936,457      123,563,334
    Less--accumulated depreciation                                        58,093,406       53,088,234
         Property, plant and equipment, net                               71,843,051       70,475,100
OTHER ASSETS
    Unamortized excess of cost of investment in
         subsidiary over net assets acquired                                  -               108,777
    Other                                                                    216,595          220,577
         Total other assets                                                  216,595          329,354
TOTAL ASSETS                                                           $ 150,584,548    $ 140,473,510

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                                  $   3,880,212    $   4,791,834
    Notes payable                                                         11,000,000        6,500,000
    Accounts payable                                                      13,794,636       16,560,157
    Dividends payable                                                        725,953        1,337,227
    Employees' taxes withheld                                                313,825          254,965
    Accrued profit sharing contribution                                    4,676,830        3,269,640
    Accrued wages and expenses                                             1,781,319        1,764,863
    Accrued income taxes                                                     768,827          685,950
         Total current liabilities                                        36,941,602       35,164,636
LONG-TERM DEBT
    Notes payable                                                         21,484,375       25,521,000
    Less--current portion                                                  3,880,212        4,791,834
         Total long-term debt                                             17,604,163       20,729,166
POSTRETIREMENT LIABILITIES                                                   431,443          242,000
DEFERRED INCOME TAXES                                                     11,707,039       11,920,039
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized 10,000,000 shares,
         issued 8,962,890 shares in 1995 and 8,919,955 in 1994             1,653,878        1,330,650
    Capital in excess of stated value                                      9,349,429        9,349,429
    Retained earnings                                                     74,091,862       62,932,458
         Total                                                            85,095,169       73,612,537
    Less--treasury stock, 896,743 shares--at cost                          1,194,868        1,194,868
         Total stockholders' equity                                       83,900,301       72,417,669
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 150,584,548    $ 140,473,510

The accompanying notes to consolidated financial statements are an integral part of this statement.




                                 ROANOKE ELECTRIC STEEL CORPORATION

                                 Consolidated Statements of Earnings

                                                                   (Unaudited)                   (Unaudited)
                                                               Three Months Ended             Nine Months Ended
                                                                     July 31,                      July 31,
                                                                1995          1994            1995          1994



SALES                                                       $ 68,570,080  $ 55,914,438   $ 188,292,764  $ 154,593,746

COST OF SALES                                                 53,243,158    48,256,095     147,636,228    134,279,121

GROSS EARNINGS                                                15,326,922     7,658,343      40,656,536     20,314,625


OTHER OPERATING EXPENSES
   Administrative                                              4,228,458     3,381,756      12,176,843      9,903,733
   Interest, net                                                 545,855       500,284       1,594,703      1,401,295
   Profit sharing                                              1,918,292       799,751       4,756,878      1,902,737
     Total                                                     6,692,605     4,681,791      18,528,424     13,207,765

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE  IN ACCOUNTING PRINCIPLES                  8,634,317     2,976,552      22,128,112      7,106,860

INCOME TAX EXPENSE                                             3,452,553     1,199,950       8,873,983      2,857,035

EARNINGS BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLES                             5,181,764     1,776,602      13,254,129      4,249,825

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLES FOR INCOME TAXES                                     -             -              -           3,093,940

NET EARNINGS                                                $  5,181,764  $  1,776,602   $  13,254,129  $   7,343,765

Weighted average number of common shares outstanding *         8,060,688     7,999,613       8,038,278      7,977,495

Earnings per share of common stock
   Earnings before cumulative effect of accounting change   $       0.65  $       0.22   $        1.65  $        0.53

   Cumulative effect of accounting change for income taxes         -             -              -                0.39

   Net earnings per share of common stock                   $       0.65  $       0.22   $        1.65  $        0.92

Cash dividends per share of common stock                    $       0.09  $       0.08   $        0.26  $        0.24

* Adjusted for three-for-two stock split effective 5-1-95 and stock options exercised.

The accompanying notes to consolidated financial statements are an integral part of this statement.



                                   ROANOKE ELECTRIC STEEL CORPORATION

                                Consolidated Statements of Cash Flows
                                                                                (Unaudited)
                                                                             Nine Months Ended
                                                                                 July 31,
                                                                         1995               1994


CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $     13,254,129   $      7,343,765
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Cumulative effect of change in accounting for income taxes           -               (3,093,940)
     Postretirement liabilities                                           189,443            181,500
     Depreciation and amortization                                      6,039,134          5,612,778
     Gain on sale of property, plant and equipment                       (177,027)           (19,577)
     Deferred income taxes                                               (213,000)          (205,000)
     Changes in assets and liabilities which provided
       (used) cash, exclusive of changes shown separately              (7,403,146)         1,787,875
Net cash provided by operating activities                              11,689,533         11,607,401

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                       (7,689,570)        (8,521,965)
  Proceeds from sale of property, plant and equipment                     582,754             39,374
  Sales (purchases) of investments                                      1,085,919           (275,794)
  Other                                                                   -                  (61,391)
Net cash used in investing activities                                  (6,020,897)        (8,819,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable--net                                                    4,500,000            500,000
  Cash dividends                                                       (2,094,724)        (1,917,555)
  Increase (decrease) in dividends payable                               (611,274)             5,160
  Proceeds from exercise of common stock options                          323,228            598,375
  Redemption of long-term debt                                         (4,036,625)        (4,036,625)
Net cash used in financing activities                                  (1,919,395)        (4,850,645)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    3,749,241         (2,063,020)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            150,036          3,067,418

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $      3,899,277   $      1,004,398

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY:
     (Increase) decrease in accounts receivable                  $     (2,944,592)  $     (1,863,883)
     (Increase) decrease in inventories                                (3,558,604)           134,136
     (Increase) decrease in prepaid expenses                              300,188            (62,930)
     Increase (decrease) in accounts payable                           (2,765,521)         3,370,935
     Increase (decrease) in employees' taxes withheld                      58,860            105,755
     Increase (decrease) in accrued profit sharing contribution         1,407,190            222,491
     Increase (decrease) in accrued wages and expenses                     16,456           (351,398)
     Increase (decrease) in accrued income taxes                           82,877            232,769
Total                                                            $     (7,403,146)  $      1,787,875

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                       $      1,887,650   $      1,744,665
  Income taxes                                                   $      9,004,106   $      2,829,266

The accompanying notes to consolidated financial statements are an integral part of this statement.



                     ROANOKE ELECTRIC STEEL CORPORATION

                 Notes to Consolidated Financial Statements

                               July 31, 1995

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1995 and the results of operations for the three months and nine months ended July 31, 1995 and 1994 and cash flows for the nine months ended July 31, 1995 and 1994.

Note 2.  Inventories include the following major classifications:

                                   (Unaudited)       (Audited)
                                     July 31,        October 31,
                                       1995             1994
               Scrap Steel       $  2,958,219      $  4,737,074
               Melt Supplies        2,254,583         1,888,830
               Billets                904,717         3,209,030
               Mill Supplies        3,087,505         2,867,779
               Finished Steel      21,323,242        14,266,949
                                 $ 30,528,266      $ 26,969,662



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



DELOITTE & TOUCHE LLP
Suite 1401                                         Telephone: (910) 721-2300
500 West Fifth Street                              Facsimile: (910) 721-2301
Winston-Salem, North Carolina 27152


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
     Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of July 31, 1995, and the related consolidated statements of earnings and cash flows for the three-month and nine-month periods ended July 31, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

August 30, 1995

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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

        Comparison of Increases (Decreases)

                                       Three Months Ended        Nine Months Ended
                                             July 31,                July 31,
                                          1995 and 1994           1995 and 1994
                                        Amount      Percent      Amount   Percent

Sales                                 12,655,642      22.6      33,699,018    21.8
Cost of Sales                          4,987,063      10.3      13,357,107     9.9
Administrative Expenses                  846,702      25.0       2,273,110    23.0
Interest Expense                          45,571       9.1         193,408    13.8
Profit Sharing Expense                 1,118,541     139.9       2,854,141   150.0
Earnings before Income Taxes
  and Cumulative Effect of
  Change in Accounting Principles      5,657,765     190.1      15,021,252   211.4
Income Tax Expense                     2,252,603     187.7       6,016,948   210.6
Earnings before Cumulative Effect
  of Change in Accounting Principles   3,405,162     191.7       9,004,304   211.9
Cumulative Effect of Change in
Accounting Principles for
Income Taxes                               -        -           (3,093,940)    *
Net Earnings                           3,405,162     191.7       5,910,364    80.5

                                                       * Cannot be Calculated


Sales increased significantly for both the nine month and three month periods compared as a result of substantial increases in tons shipped of fabricated products (bar joists and rebar) and billets, together with improved selling prices for merchant bar products, fabricated products and billets. Sales for the three months were also favorably affected by a slight increase in bar product tons shipped, while the nine month bar shipments declined slightly. Shipments of fabricated products increased substantially, due both to increased activity and reduced competition within the commercial construction industry, while fabricated product selling prices increased mainly as a result of higher raw material costs and the less competitive conditions. Improved market conditions and increased demand resulted in the higher level of billet shipments, while the improvement in billet selling prices was primarily due to higher scrap prices which normally trigger changes in billet pricing. Merchant bar selling prices improved as a result of higher scrap costs and increased demand, both prompting industry-wide price increases. During the nine months, excess inventories at steel service centers caused a temporary reduction in tons shipped of bar products, eventhough market conditions and backlogs remained strong, while shipments for the quarter showed a slight increase. Cost of sales increased for the nine months compared as a result of the increase in tons shipped of billets and fabricated products, together with an increase in both the cost of scrap steel, our main raw material, and in other raw material costs, in spite of the reduction in bar product tons shipped and the cost savings realized with the start-up of our modern auto shredding operation. Cost of sales increased for the three months compared due primarily to the increased tons shipped of all product classes, and an increase in both scrap steel and other raw material costs, in spite of the shredding operation efficiencies mentioned above. Inflation in general was not significant. Gross profit as a percentage of sales increased by approximately 8.5 % and 8.7 % for the nine months and three months compared, respectively. These increases were mainly the result of the higher selling prices for all product classes and increased production levels for raw steel, merchant bar and fabricated products which reduced unit costs for fixed expenses, in spite of higher scrap costs. The increase in gross profit margins at the higher shipment levels was the reason for the increase in both gross profit and net earnings for the periods compared.
Administrative expenses increased in both periods compared primarily due to increased executive and other compensation, based on various incentive arrangements. Interest expense increased in both periods compared due to increased interest rates, higher average borrowings and reduced capitalized interest and interest income. Profit sharing expense, computed as a percentage of pretax income, increased in both periods compared as a result of the improvements in earnings. The effective income tax rate is relatively constant for both periods compared. The 1994 nine month period reflects the adoption of an accounting principles change in reporting for income taxes, resulting in the cumulative effect of $3,093,940 of increased income through a deferred tax benefit.

Working capital increased $7,078,880 during the period to $41,583,300 mainly as a result of working capital provided from operations exceeding capital expenditures, dividends and current maturities of long-term debt amounting to $7,689,570, $2,094,724 and $3,125,003, respectively. The current ratio of 2.1 and the quick ratio of 1.2 both indicate very sound liquidity and a healthy financial condition. Borrowings against the Registrant's $39,500,000 lines of credit were $11,000,000 leaving a balance of $28,500,000 for future use. As a condition of our loan agreements, the real estate and equipment at the Roanoke plant have been pledged as security for the loans. In addition, the terms do not allow consolidated current assets or the assets of Socar, Inc. to be pledged. However, the secured creditors are over collateralized and additional long-term funding is available to the Company through its various lenders, who have expressed their confidence and willingness to provide additional financing.

At July 31, 1995, there were commitments for the purchase of plant and equipment amounting to $11,277,752. Funding for most of these expenditures will come from internally generated funds and the use of the credit lines mentioned above. A portion of the above commitments includes the upgrade of an electric arc furnace and the addition of a ladle furnace to the Company's melt shop operations. The ladle furnace and upgrade will increase raw steel production, improve quality, decrease production costs and improve operating efficiencies. Completion and start-up is anticipated in January 1996, and earnings should be favorably impacted.

The percentage of long-term debt to total capital decreased from 22.2 % to
17.3 % during the nine months, due to current maturities reducing long-term debt by $3,125,003, while stockholders' equity increased as net earnings of $13,254,129 exceeded dividends of $2,094,724.



                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by Registrant on Form 10-K for fiscal year ended October 31, 1994 and Forms 10-Q for the quarters ended January 31, 1995 and April 30, 1995, as previously filed with the commission.

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

                                        ROANOKE ELECTRIC STEEL CORPORATION
                                                     Registrant



Date 09/05/95                                    Donald G. Smith
                                       Donald G. Smith, Chairman, President,
                                       Treasurer and Chief Executive Officer
                                           (Principal Financial Officer)



Date 09/05/95                                     John E. Morris
                                       John E. Morris, Vice President-Finance
                                               and Assistant Treasurer
                                              (Chief Accounting Officer)




                               EXHIBIT INDEX


Exhibit No.                          Exhibit                   Page

   (27)                       Financial Data Schedule           13



                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE