Form 10-K
period 1995-10-31
ROANOKE ELECTRIC STEEL CORP
filed 1996-01-29
CIK 84278

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                               FORM 10-K

         (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended October 31, 1995

                                    OR

      (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _______________to ____________________

                       Commission file number  0-2389

                    ROANOKE ELECTRIC STEEL CORPORATION
          (Exact name of Registrant as specified in its charter)


          Virginia                                 54-0585263
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)

      P.O. Box  13948, Roanoke, Virginia           24038-3948
     (Address of principal executive offices)      (Zip Code)

  Registrant's telephone number, including area code:   (540) 342-1831

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


State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.

        Aggregate market value at December 29, 1995:  $120,486,030

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 29, 1995.

                       8,076,897 Shares outstanding

Portions of the following documents are incorporated by reference:

     (1) 1995 Annual Report to Stockholders in Part II.

     (2) Proxy Statement dated December 22, 1995 in Part III.

                                  PART I

ITEM 1.  BUSINESS

     (a) General Development of Business.

          During the fiscal year ended October 31, 1995, the Registrant continued for the most part to operate its business as it has the past four years by manufacturing merchant steel bar products, fabricating open-web steel joists and concrete reinforcing steel, and extracting scrap steel and other materials from junked automobiles. In December 1988, however, the Registrant's rebar subsidiary, RESCO Steel Products Corporation, purchased the assets of another rebar fabricating facility located in Salem, Virginia at a cost of $775,000, doubling its production capacity. Due to adverse economic conditions, and in order to initiate cost saving measures, in November 1990, the two rebar facilities were consolidated into one plant, now operating out of the newer location. Roanoke Technical Treatment & Services, Inc., a Roanoke, Virginia subsidiary, was formed in 1990 to license a process for the treatment of electric arc furnace dust. The subsidiary is awaiting various approvals and permits and is uncertain as to a specific time for start-up. In March 1991, the Registrant closed its merchant steel bar rolling mill located in Salem, Virginia due to a decline in order rates. The products manufactured at the Salem plant were produced at the Roanoke plant, which is considerably more efficient. During fiscal year 1994, the Registrant's auto shredding subsidiary, Shredded Products Corporation, completed construction of its new modern facility in Rocky Mount, Virginia, and in November 1994 began operations at the new locality, at a total investment in excess of $8,000,000 for plant and equipment.
The new facility, with its own landfill, is providing considerable savings in waste disposal costs. In addition, cost savings and better metal recoveries are being achieved through the use of the more technologically
advanced equipment.   The other subsidiaries of the Registrant, John W.
Hancock, Jr., Inc. and Socar, Inc., have had no material changes in operations or in the mode of conducting their business for the past five years. John W. Hancock, Jr. founded both the Hancock joist subsidiary and its parent, Roanoke Electric Steel Corporation, and served on the Registrant's Board of Directors as Chairman of the Executive Committee until his death in March 1994.

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


           FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
                    AND CLASSES OF PRODUCTS OR SERVICES

                                       1995         1994         1993
Sales to Unaffiliated Customers:

Merchant Steel                     $103,531,770  $96,782,588  $75,531,009

Bar Joists & Rebar                 $110,370,872  $78,854,207  $56,503,380

Billets                             $46,065,882  $40,172,433  $35,259,989

                                   $259,968,524 $215,809,228 $167,294,378

Net Earnings from Operations        $20,228,902   $8,766,435   $4,750,106

Identifiable Assets                $157,774,658 $140,473,510 $130,620,435


     (c) Narrative Description of Business.

           (1) (i) The Registrant manufactures merchant steel products consisting of Angles, Plain Rounds, Flats, Channels and Reinforcing Bars of various sizes and lengths. The principal markets for the Registrant's products are steel fabricators and steel service centers. The products are distributed directly to customers from orders solicited by a paid sales staff of the Registrant.


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

           Two other subsidiaries, John W. Hancock, Jr., Inc. and Socar, Inc., are engaged in the manufacturing of long- and short-span steel joists. Joists are open-web steel horizontal supports for floors and roofs, used primarily in the construction of commercial and industrial buildings such as shopping centers, factories, warehouses, hospitals, schools, office buildings, nursing homes, and the like. Joists are cheaper and lighter than structural steel or reinforced concrete. The joists are distributed by these subsidiaries to their customers from orders solicited by manufacturer's representatives and pursuant to successful bids placed directly by the companies.

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

          (iii) The Registrant's main raw material, scrap steel, is supplied for the most part by scrap dealers within a 200 mile radius of the mill. It is purchased through the David J. Joseph Company who are scrap brokers. The Shredded Products subsidiary supplies 9,000 to 13,000 tons of scrap per month. Although scrap is generally available to the Registrant, the price of scrap steel is highly responsive to changes in demand, including demand in foreign countries as well as in the United States. The ability to maintain satisfactory profit margins in times when scrap is relatively high priced is dependent upon the levels of steel prices, which are determined by market forces. Alloys and other materials needed for the melting process are provided by various domestic and foreign companies.

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

          (vii) During fiscal year 1995, sales (tons) by the Registrant to John W. Hancock, Jr., Inc., Socar, Inc. and RESCO Steel Products Corporation, wholly-owned subsidiaries, were approximately 10%, 8% and less than 1% of the


                                  PART I
                                 (con'd.)




Registrant's total sales (tons), respectively. The largest nonaffiliated customer purchased approximately 26% of total sales (tons) ---15% of total sales (dollars). Alternative marketing and production arrangements were available to the Registrant, so that the loss of this nonaffiliate would not have had a materially adverse effect on the Registrant and its subsidiaries taken as a whole.

          (viii) The Registrant is of the opinion that the amount of its backlog is not generally material to an understanding of the business. All backlog is shipped within the current fiscal year.

          (ix) None of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

          (x) The Registrant competes with steel-producing mills of similar size operative within its market region and also larger mills producing similar products. The market region in which the Registrant sells its products consists of the majority of states east of the Mississippi River. Price, including transportation cost, is the major determinant in securing business. Economic recession began to intensify competition during 1990, as selling prices dropped due to a softening in demand. This trend continued through most of 1991 with sharp declines in selling prices due to poor demand and excess inventories and capacity at most mills, although by year-end prices rose slightly. In comparison to the 1991 recession lows, order rates in 1992 showed some improvement while selling prices remained flat. In 1993, market conditions and demand improved significantly, while industry-wide selling prices increased to offset higher raw material costs. Demand in 1994 was fueled by continued improvement in business conditions and economic growth, with higher raw material costs again forcing selling prices upward, although some of the increased selling prices were demand driven. Even though market conditions and backlogs remained strong for much of 1995, shipments were flat due to customers' inventory reductions, while improved selling prices were attributable to higher raw material costs and rising demand, although by year-end prices fell slightly.

                                  PART I
                                 (con'd.)

     The joist business is highly competitive. Due to similarity of product, relatively small price differences are often determinative in placing business. Ability to meet the customer's time requirements for delivery also is important in securing business. Competing successfully becomes more difficult with the distance to point of delivery due to transportation costs. In 1990, selling prices and order rates declined as a result of a weakened construction industry, causing increased competition. The severely depressed activity in the construction industry, due to overbuilding, again in 1991 resulted in drastic declines in selling prices and demand. In spite of depressed conditions, 1992 brought improved shipments due mainly to successful job bidding; however, in order to book a higher percentage of quotations, selling prices consequently suffered. Again in 1993, successful job bidding resulted in improved shipment levels, while higher raw material costs pushed selling prices upward, even though the construction industry remained depressed and highly competitive. In 1994, an easing of competitive conditions within the construction industry led to increased shipment levels, while selling prices were again forced upward by higher raw material costs. Reduced competition and increased activity in 1995 again led to higher shipment levels within the construction industry, as demand and increased raw material costs forced selling prices higher.

     Billets are semi-finished products used by the Registrant in its rolling mill process to manufacture various merchant bar products. With the addition of new casting equipment in recent years, the Registrant has anticipated a growing billet market of nonaffiliated customers who further fabricate the billets for various end uses. Competition within the industry caused a drop in selling prices in 1990, with demand slowing. In 1991, selling prices trended further downward, while order rates fell due to the sagging economy. Billet sales improved significantly in 1992 as a result of increased domestic demand and entry into the much more competitive export markets, although selling prices still continued to slump. Again in 1993, increased export business and improved domestic demand resulted in significantly higher billet shipments. Selling prices also rose in reaction to higher scrap steel costs. Shipments of billets declined slightly in 1994 due to a lack of export shipments, although domestic shipments improved significantly. While the export markets

                                  PART I
                                 (con'd.)


were much more competitive, domestic demand improved dramatically. Higher billet prices were also driven by higher scrap steel costs, but the increased domestic billet shipments, which bring a higher price, also contributed. Improved market conditions and increased domestic demand resulted in improved 1995 billet shipments, as export markets remained highly competitive.
Higher scrap steel costs and improved product mix together caused billet selling prices to climb.

          (xi) During the last three fiscal years, the Registrant was not involved in any material research and development activities.

          (xii) The United States Environmental Protection Agency (EPA) has notified the Registrant and the County of Roanoke (County) of their potential liability and responsibility for costs of response to materials at a County-owned landfill site and adjacent streams near Salem, Virginia. The Registrant has entered into a cost-sharing agreement with the County for response action (cleanup) at the landfill site and the streams. Pursuant to a Consent Decree to which EPA, the County and the Registrant were parties, the County completed a remedial action at the landfill in 1995. Under a separate consent order with EPA, the Registrant is performing a removal action at the streams, which includes removal, treatment and on-site placement of materials and affected sediment and soil. That work is approximately 30% performed, and completion is expected in approximately one year. The Registrant has not received notification of other claims associated with the landfill or streams. The Registrant does not anticipate significant future potential liability for response costs associated with the landfill, and while the cost of future response activities or any future claims associated with the streams is difficult to project, management believes such costs would not have a materially adverse effect on the consolidated financial position, results of operations and
competitive position of the Registrant.   See Note 7,  "Commitments and
Contingent Liabilities", in Notes to Consolidated Financial Statements contained in the Registrant's 1995 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.

                                  PART I
                                 (con'd.)

     The Registrant currently disposes of the furnace dust through a contract with an approved waste disposal firm. The Registrant believes it is in substantial compliance with applicable federal, state and local regulations. However, future changes in regulations may require expenditures which could adversely affect earnings in subsequent years.
     The Registrant has constructed over the years pollution control equipment at an aggregate cost of over $7,700,000. Annual operating expenses and depreciation of all pollution control equipment and waste disposal costs are in excess of $4,300,000 in the aggregate. The Registrant is expected to spend approximately $1,000,000 to $2,000,000 for additional pollution control and waste disposal equipment and facilities during subsequent fiscal years. Adoption of the Clean Air Act Amendments of 1990 is not anticipated to have a materially adverse effect on the Registrant's operations, capital resources or liquidity, nor should any incremental increase in capital expenditures occur due to the Act.

          (xiii) At October 31, 1995, the Registrant employed 499 persons at its Roanoke plant, with no employment at its Salem division, idle since mid-1991. The Registrant's subsidiaries, John W. Hancock, Jr., Inc., Socar, Inc., Shredded Products Corporation and RESCO Steel Products Corporation employed 259, 259, 47 and 44 persons, respectively.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

           When the Registrant's billet production exceeds its required needs, this semi-finished product is offered for sale. During past years, a portion of the excess billets has been sold to brokers who represent foreign purchasers. During 1993, export (billet) sales to China and Mexico amounted to $4,485,565 and $620,028, respectively, slightly below break-even margins. There were no foreign sales of excess billets or other products during fiscal years 1994 and 1995. The information required by this paragraph by geographical area, as to foreign and domestic operations, is not provided since it is identical to the table in paragraph (b) with all information pertaining to the United States.

                                  PART I
                                 (con'd.)

ITEM 2.  PROPERTIES

         The Registrant owns 68 acres situated in the City of Roanoke, Virginia, which comprises its main plant, of which 25 acres are used to provide 334,000 square feet of manufacturing space with an annual billet capacity of approximately 600,000 tons. A 30 acre site is owned in Salem, Virginia, of which 10 acres were used to provide 51,355 square feet of manufacturing space, until March 1991, when the plant was idled. The Registrant acquired in 1991 a 447 acre tract of land in Franklin County, Virginia, 100 acres of which was transferred to Shredded Products Corporation in a move of shredding operations from its Montvale location. Part of this new Shredded Products property is being used as an approved industrial landfill. The remaining 337 acres of this land, 47 acres of which was sold in 1995, will be marketed as an industrial park for Franklin County.

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

                                  PART I
                                 (con'd.)

in Continental, Ohio, owned by Socar, Inc., has 81,172 square feet of floor space in manufacturing buildings, situated on 8 acres regularly used in its operations. There is an idle facility in Bucyrus, Ohio, owned by Socar, Inc. (leased to an unaffiliated manufacturer), and located on a 17 acre site, 7 acres of which contain 118,228 square feet of building floor space.

          RESCO Steel Products Corporation operates from a building containing 43,340 square feet of floor space, located in Salem, Virginia, on a 7 acre site owned by RESCO.

          The various buildings are of modern design, well-maintained, and suitable and adequate for the requirements of the business.

ITEM 3.  LEGAL PROCEEDINGS

          A County of Roanoke (County) landfill site, where the Registrant disposed of furnace dust from 1969 until 1976, was placed on the National Priorities List as a Superfund site in 1989. The United States Environmental Protection Agency (EPA) has notified the Registrant and the County of their potential liability and responsibility for costs of response at the landfill site and adjacent streams. The Registrant has entered into a cost-sharing agreement with the County for response action (cleanup) at the landfill site and sharing of contribution received from other potentially responsible parties, if any. Under EPA oversight, the County completed remediation action there in 1995. The Registrant's costs associated with that work were reflected in past financial statements or in the accompanying financial statements. Under a consent order and EPA oversight, the Registrant, is implementing a removal action (cleanup) of the streams. While the cost of future response activities or any future claims associated with the streams is difficult to project, management believes such costs would not have a materially adverse effect on the consolidated financial position, results of operations and competitive position of the Registrant. See Note 7, "Commitments and Contingent Liabilities", in Notes to Consolidated Financial Statements contained in the Registrant's 1995 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.

                                  PART I
                                 (con'd.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year covered.

          EXECUTIVE OFFICERS OF THE REGISTRANT

          Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 1996.

          The names, ages and positions of all of the executive officers of the Registrant as of October 31, 1995 are listed below with their business experience with the Registrant for the past five years. Officers are elected annually by the Board of Directors at the first meeting of directors following the annual meeting of shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

          Thomas J. Crawford, 40, has served as Secretary of the Registrant since January 1985 and as Assistant Vice President since January 1993; prior thereto, he had served as Manager of Inside Sales since 1984 and as a Sales Representative since 1977. He has 18 years of service with the Registrant.

          Donald R. Higgins, 50, has served as Vice President - Sales of the Registrant since January 1986; prior thereto, he had served as General Sales Manager since 1984 and Assistant Sales Manager since 1978. He has 30 years of service with the Registrant.

          John E. Morris, 54, has served as Vice President - Finance of the Registrant since October 1988 and as Assistant Treasurer since 1985; prior thereto, he had served as Controller since 1971. He has 24 years of service with the Registrant.


                                  PART I
                                 (con'd.)

          William L. Neal, 68, has served as President of John W. Hancock, Jr., Inc. (wholly-owned subsidiary of the Registrant) since October 1984 and as Director of the Registrant since January 1989; prior thereto, he had served as Executive Vice President since December 1972. He has 40 years of service with Hancock, Inc.

          Donald G. Smith, 60, has served as Chairman of the Board of the Registrant since February 1989, as Chief Executive Officer since November 1986, as President and Treasurer since January 1985 and as Director of the Registrant since April 1984; prior thereto, he had served as Vice President
- Administration since September 1980 and as Secretary since January 1967. He has 38 years of service with the Registrant.



                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The specified information required by this item is incorporated by reference to the information under the heading "Stock Activity" in the 1995 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The specified information required by this item is incorporated by reference to the information under the heading "Selected Financial Data" in the 1995 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The specified information required by this item is incorporated by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The specified information required by this item is incorporated by reference to the information under the headings "Independent Auditors' Report", "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in the 1995 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                 PART  III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The specified information required by this item is incorporated by reference to the information under the heading "Information Concerning Directors and Nominees" in the Proxy Statement dated December 22, 1995, as filed with the Commission, or is included under the heading "Executive Officers of the Registrant" in Part I of this 10-K filing. The disclosure required by Item 405 of Regulation S-K is not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

         The specified information required by this item is incorporated by reference to the information under the headings "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Performance Graph" and "Board of Directors and Committees -- Director Compensation" in the Proxy Statement dated December 22, 1995, as filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The specified information required by this item is incorporated by reference to the information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement dated December 22, 1995, as filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The specified information required by this item is incorporated by reference to the information under the heading "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement dated December 22, 1995, as filed with the Commission.



                                 PART  IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

            (1) The following financial statements are filed as part of the 1995 Annual Report to Stockholders which is incorporated by reference:

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

 .
                                 PART  IV
                                 (con'd.)


            (2) Pursuant to Regulation S-K the following Exhibit Index is added immediately preceding the exhibits filed as part of the subject Form 10-K:


                               EXHIBIT INDEX
EXHIBIT NO.                      EXHIBIT                         PAGE

    (3)         (a) Articles of Incorporation                     20
                                                              Incorporated by
                                                                 Reference

                (b) By-Laws, as amended                           21

    (4)             Instruments Defining the Rights of
                        Security Holders                          22

   (10)       * (a) Executive Officer Incentive Arrangement       23
                                                              Incorporated by
                                                                 Reference

              * (b) Roanoke Electric Steel Corporation
                     Employees'Stock Option Plan                  23
                                                              Incorporated by
                                                                 Reference

   (13)             1995 Annual Report to Stockholders            24

   (21)             Subsidiaries of the Registrant                25

   (23)             Consent of Independent Auditors               26

   (27)             Financial Data Schedule                      27


   (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed by the Registrant during the last quarter of the fiscal period covered by the Annual Report.



   * Management contract, or compensatory plan or agreement, required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).



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

Date: January 25, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name and Title                                     Date

Donald G. Smith                                         January 25, 1996
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Executive Officer, Principal
Financial Officer and Director)


John E. Morris                                          January 25, 1996
John E. Morris, Vice President - Finance and Assistant Treasurer (Principal
Accounting Officer)


George B. Cartledge, Jr.                                January 25, 1996
George B. Cartledge, Jr.         Director


Paul E. Torgersen                                       January 25, 1996
Paul E. Torgersen                Director


William L. Neal                                         January 25, 1996
William L. Neal                  Director


Thomas L. Robertson                                     January 25, 1996
Thomas L. Robertson              Director


Gordon C. Willis                                        January 25, 1996
Gordon C. Willis                 Director





                            EXHIBIT  NO. 3 (a)

                         ARTICLES OF INCORPORATION


          Incorporated by reference to the previously filed Form 10-K for October 31, 1990 on file in the Commission office.




                             EXHIBIT NO. 3 (b)

                            BY-LAWS, AS AMENDED




                              EXHIBIT NO. 4

            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

          Pursuant to Item 601(b) (4) (iii) of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission, upon request, copies of the instruments defining the rights of holders of the long-term debt of Roanoke Electric Steel Corporation and its subsidiaries described in its 1995 Annual Report to Stockholders and Form 10-K.



                              EXHIBIT NO. 10

                                   * (a)

                  EXECUTIVE OFFICER INCENTIVE ARRANGEMENT

          Incorporated by reference to the previously filed Form 10-K for October 31, 1993 on file in the Commission office.

                                   * (b)

                    ROANOKE ELECTRIC STEEL CORPORATION
                       EMPLOYEES' STOCK OPTION PLAN

          Incorporated by reference to the previously filed Form 10-K for October 31, 1992 on file in the Commission office.











   * Management contract, or compensatory plan or agreement, required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).



                              EXHIBIT NO. 13

                    1995 ANNUAL REPORT TO STOCKHOLDERS



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
P.O. Box 20129
Winston-Salem, North Carolina 27120-0129


CONSENT OF INDEPENDENT AUDITORS


Roanoke Electric Steel Corporation:

We hereby consent to the incorporation by reference in Registration Statement Nos. 33-27359 and 33-35243 on Form S-8 of our report dated November 17, 1995, appearing in and incorporated by reference in this Annual Report on Form 10-K of Roanoke Electric Steel Corporation for the year ended October 31, 1995.

Deloitte & Touche LLP

Winston-Salem, North Carolina
January 25, 1996

Deloitte Touche
Tohmatsu
International




                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE