Form 10-Q
period 1996-01-31
ROANOKE ELECTRIC STEEL CORP
filed 1996-03-14
CIK 84278

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

        (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 1996

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

                          Yes    x     No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of January 31, 1996.

                        8,077,647 Shares outstanding


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




                     PART I - FINANCIAL INFORMATION
                     ITEM 1 - FINANCIAL STATEMENTS
                  ROANOKE ELECTRIC STEEL CORPORATION

                      Consolidated Balance Sheets
                               ASSETS
                                                  (Unaudited)      (Audited)
                                                  January 31,     October 31,
                                                     1996            1995
CURRENT ASSETS
    Cash and cash equivalents                   $   8,482,076   $   6,999,644
    Investments                                     3,975,551       4,179,418
    Accounts receivable                            31,107,337      40,159,523
    Inventories                                    33,457,551      30,866,238
    Prepaid expenses                                1,036,834         722,729
    Deferred income taxes                           1,125,441       1,125,441
         Total current assets                      79,184,790      84,052,993
PROPERTY, PLANT AND EQUIPMENT
    Land                                            4,312,689       4,312,689
    Buildings                                      17,336,987      17,195,735
    Other property and equipment                  105,304,431     104,825,380
    Assets under construction                       9,593,935       5,741,611
         Total                                    136,548,042     132,075,415
    Less--accumulated depreciation                 60,441,165      58,569,617
         Property, plant and equipment, net        76,106,877      73,505,798
OTHER ASSETS                                          215,138         215,867
TOTAL                                           $ 155,506,805   $ 157,774,658

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt               $   3,750,000   $   3,750,000
    Notes payable                                  12,500,000      11,000,000
    Accounts payable                               12,369,810      14,483,781
    Dividends payable                                 888,541         888,101
    Employees' taxes withheld                         206,577         226,677
    Accrued profit sharing contribution             1,238,065       4,403,031
    Accrued wages and expenses                      1,400,098       2,396,913
    Accrued income taxes                            2,576,772       1,420,730
         Total current liabilities                 34,929,863      38,569,233
LONG-TERM DEBT
Notes payable                                      18,854,167      20,729,166
    Less--current portion                           3,750,000       3,750,000
         Total long-term debt                      15,104,167      16,979,166
POSTRETIREMENT LIABILITIES                            556,653         494,591
DEFERRED INCOME TAXES                              11,641,070      11,669,070
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized
      10,000,000 shares, issued 8,974,390 shares
      in 1996 and 8,970,390 in 1995                 1,772,171       1,729,503
    Capital in excess of stated value               9,349,429       9,349,429
    Retained earnings                              83,348,320      80,178,534
         Total                                     94,469,920      91,257,466
    Less--treasury stock, 896,743
      shares--at cost                               1,194,868       1,194,868
         Total stockholders' equity                93,275,052      90,062,598
TOTAL                                           $ 155,506,805   $ 157,774,658

The accompanying notes to consolidated financial statements are an integral part of this statement.



                    ROANOKE ELECTRIC STEEL CORPORATION

                    Consolidated Statements of Earnings

                                                          (Unaudited)
                                                       Three Months Ended
                                                           January 31,
                                                       1996          1995

SALES                                             $ 58,429,217  $ 57,520,532

COST OF SALES                                       46,473,918    45,571,355

GROSS EARNINGS                                      11,955,299    11,949,177

OTHER OPERATING EXPENSES
   Administrative                                    3,777,885     3,667,022
   Interest, net                                       402,262       500,267
   Profit sharing                                    1,238,065     1,386,330
     Total                                           5,418,212     5,553,619

EARNINGS BEFORE INCOME TAXES                         6,537,087     6,395,558

INCOME TAX EXPENSE                                   2,608,674     2,569,842

NET EARNINGS                                      $  3,928,413  $  3,825,716

Weighted average number of
   common shares outstanding *                       8,076,484     8,023,212


Net earnings per share of common stock            $       0.49  $       0.48

Cash dividends per share of common stock          $       0.11  $       0.08

* Adjusted for three-for-two stock split effective 5-1-95 and stock options exercised.

The accompanying notes to consolidated financial statements are an integral part of this statement.


                  ROANOKE ELECTRIC STEEL CORPORATION

                 Consolidated Statements of Cash Flows
                                                                                (Unaudited)
                                                                             Three Months Ended
                                                                                 January 31,
                                                                             1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                          $   3,928,413  $   3,825,716
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Postretirement liabilities                                               62,062         63,148
    Depreciation and amortization                                         1,952,535      1,992,865
    Loss on sale of investments and property, plant and equipment            35,414         -
    Deferred income taxes                                                   (28,000)       (90,000)
    Changes in assets and liabilities which provided
       (used) cash, exclusive of changes shown separately                  1,006,958     (2,238,111)
Net cash provided by operating activities                                  6,957,382      3,553,618

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                          (4,551,316)    (3,130,652)
  Proceeds from sale of property, plant and equipment                          6,000         -
  Sale of investments                                                        160,884      1,419,878
  Other                                                                      129,914         -
Net cash used in investing activities                                     (4,254,518)    (1,710,774)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                                                1,500,000      5,500,000
  Cash dividends                                                            (888,541)      (641,869)
  Increase (decrease) in dividends payable                                       440       (695,358)
  Proceeds from exercise of common stock options                              42,668         -
  Payment of long-term debt                                               (1,874,999)    (2,942,875)
Net cash provided by (used in) financing activities                       (1,220,432)     1,219,898

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  1,482,432      3,062,742

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             6,999,644        150,036

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   8,482,076  $   3,212,778

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
    (Increase) decrease in accounts receivable                         $   9,052,186  $   3,112,103
    (Increase) decrease in inventories                                    (2,591,313)    (6,064,084)
    (Increase) decrease in prepaid expenses                                 (314,105)       384,396
    Increase (decrease) in accounts payable                               (2,113,971)       530,112
    Increase (decrease) in employees' taxes withheld                         (20,100)        75,068
    Increase (decrease) in accrued profit sharing contribution            (3,164,966)    (1,883,310)
    Increase (decrease) in accrued wages and expenses                       (996,815)      (400,299)
    Increase (decrease) in accrued income taxes                            1,156,042      2,007,903
Total                                                                  $   1,006,958  $  (2,238,111)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                             $     553,057  $     601,218
  Income taxes                                                         $   1,480,633  $     651,507

The accompanying notes to consolidated financial statements are an integral part of this statement.




                     ROANOKE ELECTRIC STEEL CORPORATION

                 Notes to Consolidated Financial Statements

                              January 31, 1996

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1996 and the results of operations and cash flows for the three months ended January 31, 1996 and 1995.

Note 2. Inventories include the following major classifications:

                                (Unaudited)      (Audited)
                                 January 31,     October 31,
                                     1996            1995
        Scrap Steel             $  2,830,762    $  3,728,612
        Melt Supplies              2,612,014       2,443,827
        Billets                    4,497,968       1,748,778
        Mill Supplies              3,179,385       3,210,946
        Finished Steel            20,337,422      19,734,075
        Total Inventories       $ 33,457,551    $ 30,866,238







                      INDEPENDENT ACCOUNTANTS' REPORT


DELOITTE & TOUCHE LLP
Suite 1401                                        Telephone: (910) 721-2300
500 West Fifth Street                             Facsimile: (910) 721-2301
Winston-Salem, North Carolina 27152


Board of Directors
   Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of January 31, 1996, and the related consolidated statements of earnings and cash flows for the three-month periods ended January 31, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of October 31, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 17, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP

March 6, 1996


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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                  Comparison of Increases (Decreases)
                                         Three Months Ended
                                            January 31,
                                           1996 and 1995
                                         Amount         Percent
Sales                                    908,685           1.6
Cost of Sales                            902,563           2.0
Administrative Expenses                  110,863           3.0
Interest Expense                        (98,005)         (19.6)
Profit Sharing Expense                 (148,265)         (10.7)
Earnings before Income Taxes             141,529           2.2
Income Tax Expense                        38,832           1.5
Net Earnings                             102,697           2.7


Sales for the period compared increased mainly as a result of a significant increase in selling prices for fabricated products (bar joists and rebar), in spite of declines in both tons shipped of billets and fabricated products and selling prices of merchant bar products. Billet prices and merchant bar shipments showed only slight improvements and contributed to the increase in sales. Fabricated product selling prices improved primarily as a result of the less competitive conditions within the commercial construction industry as demand and backlogs remained high. Shipment levels for all product classes were either reduced or relatively flat, primarily due to an abnormally severe winter, where heavy snows caused plant closings and delayed shipments. Selling prices for bar products dropped slightly due to some weakness in demand and business conditions within the industry. Billet prices remained steady, eventhough demand and scrap prices were lower, only because price changes lagged market changes. Cost of sales increased, eventhough tons shipped of fabricated products and billets declined, and in spite of a drop in the cost of scrap steel, our main raw material. The increase was due to increased costs and expenses and the slightly higher bar products shipments. The effects of lower production levels and selling prices for bar products more than offset the higher selling prices for fabricated products and lower scrap costs, and gross profits as a percentage of sales dropped .3%. The increased costs and expenses offset the higher sales, leaving gross earnings unchanged for the period compared. Administrative expenses increased mainly as a result of increased executive and other compensation, based on various incentive arrangements. Administrative expenses were 6.5% of sales in 1996, compared to 6.4% in 1995. Interest expense decreased due to reduced average borrowings and increased capitalized interest and interest income, in spite of slightly higher interest rates. Contributions to various profit sharing plans are determined as a proportion of earnings before income taxes. The proportion of one plan is discretionary, while the proportion of the other plans is a fixed percentage. Profit sharing expense declined, eventhough earnings before profit sharing and income taxes were flat, because contributions to the discretionary plan were $126,000 in 1996 and $81,000 in 1995, while contributions to the other plans were $1,112,065 in 1996 and $1,305,330 in 1995. The effective income tax rate is relatively constant for both periods compared. The lower interest and profit sharing expenses accounted for the increased net earnings for the quarter, as gross earnings were flat.

Working capital decreased $1,228,833 during the period to $44,254,927 mainly as a result of capital expenditures, dividends and current maturities of long-term debt amounting to $4,551,316, $888,541 and $1,874,999, respectively, which exceeded working capital provided from operations. The current ratio of 2.3 to 1 and the quick ratio of 1.2 to 1 both indicate very sound liquidity and a healthy financial condition. At January 31, 1996, the Registrant's outstanding bank financing consisted of $18,854,167 of term debt and $12,500,000 used on lines of credit. On February 15, 1996, the Registrant closed on $60,000,000 of unsecured credit facilities with a syndicate of lenders. The facilities are comprised of a $30,000,000 ten year term loan and a $30,000,000 five year revolver. The term loan will be used to purchase additional equipment and refinance existing debt. The revolver replaces existing lines of credit that were not legally binding and will be used for general corporate purposes. The loan facilities are expected to provide increased liquidity and significantly lower interest rates.

At January 31, 1996, there were commitments for the purchase of plant and equipment amounting to $6,566,659. Funding for most of these expenditures will come from internally generated funds and the use of the credit facilities mentioned above. A portion of the above commitments includes the upgrade of an electric arc furnace and the addition of a ladle furnace to the Company's melt shop operations. The ladle furnace and upgrade will increase raw steel production, improve quality, decrease production costs and improve operating efficiencies. Completion and start-up is anticipated in May 1996, with a favorable impact on earnings.

During the quarter, the ratio of debt to equity improved to .67 to 1, and the percentage of long-term debt to total capital decreased from 15.9% to 13.9%, due to current maturities reducing long-term debt by $1,874,999, while stockholders' equity increased as net earnings of $3,928,413 exceeded dividends of $888,541.




                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by Registrant on Form 10-K for fiscal year ended October 31, 1995, as previously filed with the commission.


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

                                        ROANOKE ELECTRIC STEEL CORPORATION
                                                     Registrant



Date March 6, 1996                               Donald G. Smith
                                       Donald G. Smith, Chairman, President,
                                       Treasurer and Chief Executive Officer
                                            (Principal Financial Officer)



Date March 6, 1996                                  John E. Morris
                                       John E. Morris, Vice President-Finance
                                                 and Assistant Treasurer
                                               (Chief Accounting Officer)



                               EXHIBIT INDEX


Exhibit No.                      Exhibit                         Page


    (27)                    Financial Data Schedule               13




                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE