Form 10-Q
period 1996-04-30
ROANOKE ELECTRIC STEEL CORP
filed 1996-06-14
CIK 84278

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-Q

       (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 30, 1996

                                    OR

     (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________

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

                                   Yes x       No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1996.

                       7,775,397 Shares outstanding


                    ROANOKE ELECTRIC STEEL CORPORATION

                                FORM 10-Q

                                 CONTENTS

                                                                       Page
1. Part I  -  Financial Information                                    3 - 9
   Item 1.    Financial Statements

        a.    Consolidated Balance Sheets                              3
        b.    Consolidated Statements of Earnings                      4
        c.    Consolidated Statements of Cash Flows                    5
        d.    Notes to Consolidated Financial Statements               6
        e.    Independent Accountants' Report                          7

   Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations          8 - 9


2. Part II -  Other Information                                        10 - 11
    Item 1.   Legal Proceedings                                        10
    Item 4.   Submission of Matters to a Vote of Security Holders      10
    Item 6.   Exhibits and Reports on Form 8-K                         11


3. Signatures                                                          12


4. Exhibit Index pursuant to Regulation S-K                            13


5. Exhibits

     a.       Articles of Incorporation                                14
     b.       Financial Data Schedule                                  15


                                 PART I - FINANCIAL INFORMATION
                                 ITEM 1 - FINANCIAL STATEMENTS
                                ROANOKE ELECTRIC STEEL CORPORATION

                                    Consolidated Balance Sheets
                                             ASSETS

                                                (Unaudited)       (Audited)
                                                 April 30,       October 31,
                                                   1996             1995
CURRENT ASSETS
    Cash and cash equivalents                 $   8,509,408    $   6,999,644
    Investments                                   6,178,586        4,179,418
    Accounts receivable                          32,673,297       40,159,523
    Inventories                                  36,280,333       30,866,238
    Prepaid expenses                                726,874          722,729
    Deferred income taxes                         1,125,441        1,125,441
         Total current assets                    85,493,939       84,052,993
PROPERTY, PLANT AND EQUIPMENT
    Land                                          4,328,189        4,312,689
    Buildings                                    17,381,544       17,195,735
    Other property and equipment                106,884,621      104,825,380
    Assets under construction                    12,625,953        5,741,611
         Total                                  141,220,307      132,075,415
    Less--accumulated depreciation               62,343,114       58,569,617
         Property, plant and equipment, net      78,877,193       73,505,798
OTHER ASSETS                                        245,634          215,867
TOTAL                                         $ 164,616,766    $ 157,774,658

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt         $   4,250,000    $   3,750,000
    Notes payable                                    -            11,000,000
    Accounts payable                             10,967,068       14,483,781
    Dividends payable                               855,294          888,101
    Employees' taxes withheld                       324,240          226,677
    Accrued profit sharing contribution           2,161,989        4,403,031
    Accrued wages and expenses                    2,139,775        2,396,913
    Accrued income taxes                            864,875        1,420,730
         Total current liabilities               21,563,241       38,569,233
LONG-TERM DEBT
    Notes payable                                43,666,667       20,729,166
    Less--current portion                         4,250,000        3,750,000
         Total long-term debt                    39,416,667       16,979,166
POSTRETIREMENT LIABILITIES                          618,715          494,591
DEFERRED INCOME TAXES                            11,627,070       11,669,070
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized
      20,000,000 shares,issued 8,978,140
      shares in 1996 and 8,970,390 in 1995        1,790,296        1,729,503
    Capital in excess of stated value             9,349,429        9,349,429
    Retained earnings                            85,858,778       80,178,534
         Total                                   96,998,503       91,257,466
    Less--treasury stock, 1,202,743 shares
      in 1996 and 896,743 in 1995 -- at cost      5,607,430        1,194,868
         Total stockholders' equity              91,391,073       90,062,598
TOTAL                                         $ 164,616,766    $ 157,774,658

The accompanying notes to consolidated financial statements are an integral part of this statement.


                                         ROANOKE ELECTRIC STEEL CORPORATION

                                         Consolidated Statements of Earnings

                                                     (Unaudited)                   (Unaudited)
                                                  Three Months Ended            Six Months Ended
                                                       April 30,                     April 30,
                                                  1996           1995           1996           1995

SALES                                       $  58,144,393  $  62,202,152  $ 116,573,610  $ 119,722,684

COST OF SALES                                  47,080,758     48,821,715     93,554,676     94,393,070

GROSS EARNINGS                                 11,063,635     13,380,437     23,018,934     25,329,614


OTHER OPERATING EXPENSES
   Administrative                               4,052,091      4,281,363      7,829,976      7,948,385
   Interest, net                                  487,156        548,581        889,418      1,048,848
   Profit sharing                                 923,924      1,452,256      2,161,989      2,838,586
     Total                                      5,463,171      6,282,200     10,881,383     11,835,819


EARNINGS BEFORE INCOME TAXES                    5,600,464      7,098,237     12,137,551     13,493,795

INCOME TAX EXPENSE                              2,234,710      2,851,588      4,843,384      5,421,430

NET EARNINGS                                $   3,365,754  $   4,246,649  $   7,294,167  $   8,072,365

Weighted average number of common
   shares outstanding *                         8,058,050      8,030,687      8,067,368      8,026,887

Net earnings per share of common stock      $        0.41  $        0.52  $        0.90  $        1.00

Cash dividends per share of common stock    $        0.11  $        0.09  $        0.22  $        0.17


* Adjusted for three-for-two stock split effective 5-1-95, stock options exercised and repurchase of common stock.

The accompanying notes to consolidated financial statements are an integral part of this statement.


                                ROANOKE ELECTRIC STEEL CORPORATION

                              Consolidated Statements of Cash Flows
                                                                              (Unaudited)
                                                                           Six Months Ended
                                                                                April 30,
                                                                          1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                       $   7,294,167   $   8,072,365
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Postretirement liabilities                                          124,124         126,296
     Depreciation and amortization                                     3,938,276       4,067,706
     (Gain) loss on sale of investments and property,
        plant and equipment                                               24,037         (32,540)
     Deferred income taxes                                               (42,000)       (160,000)
     Changes in assets and liabilities which provided
       (used) cash, exclusive of changes shown seperately             (4,405,199)     (7,244,803)
Net cash provided by operating activities                              6,933,405       4,829,024

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                      (9,304,183)     (6,435,440)
  Proceeds from sale of property, plant and equipment                     16,653         170,254
  Sale (purchase) of investments                                      (2,043,359)      1,115,688
  Other                                                                   98,158          -
Net cash used in investing activities                                (11,232,731)     (5,149,498)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                               (11,000,000)      6,500,000
  Cash dividends                                                      (1,743,835)     (1,367,009)
  Decrease in dividends payable                                          (32,807)       (612,087)
  Proceeeds from exercise of common stock options                         60,793         254,100
  Payment of long-term debt                                          (11,562,499)     (3,489,750)
  Proceeds from long-term debt                                        34,500,000          -
  Repurchase of common stock                                          (4,412,562)         -
Net cash provided by financing activities                              5,809,090       1,285,254

NET INCREASE IN CASH AND CASH EQUIVALENTS                              1,509,764         964,780

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         6,999,644         150,036

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   8,509,408   $   1,114,816

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     (Increase) decrease in accounts receivable                    $   7,486,226   $    (100,238)
     (Increase) decrease in inventories                               (5,414,095)     (6,987,828)
     (Increase) decrease in prepaid expenses                              (4,145)        656,391
     Increase (decrease) in accounts payable                          (3,516,713)         88,299
     Increase (decrease) in employees' taxes withheld                     97,563         (35,895)
     Increase (decrease) in accrued profit sharing contribution       (2,241,042)       (431,054)
     Increase (decrease) in accrued wages and expenses                  (257,138)       (320,002)
     Increase (decrease) in accrued income taxes                        (555,855)       (114,476)
Total                                                              $  (4,405,199)  $  (7,244,803)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                         $     882,130   $   1,239,804
  Income taxes                                                     $   5,441,240   $   5,695,906

The accompanying notes to consolidated financial statements are an integral part of this statement.




                    ROANOKE ELECTRIC STEEL CORPORATION

                Notes to Consolidated Financial Statements

                              April 30, 1996

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1996 and the results of operations for the three months and six months ended April 30, 1996 and 1995 and cash flows for the six months ended April 30, 1996 and 1995.

Note 2. Inventories include the following major classifications:

                                  (Unaudited)        (Audited)
                                   April 30,        October 31,
                                      1996              1995
        Scrap Steel             $  3,066,122       $  3,728,612
        Melt Supplies              1,986,025          2,443,827
        Billets                    6,056,450          1,748,778
        Mill Supplies              3,019,379          3,210,946
        Finished Steel            22,152,357         19,734,075
        Total Inventories       $ 36,280,333       $ 30,866,238







                     INDEPENDENT ACCOUNTANTS' REPORT


DELOITTE & TOUCHE LLP
Suite 1401                           Telephone: (910) 721-2300
500 West Fifth Street                Facsimile: (910) 721-2301
Winston-Salem, North Carolina 27152


Board of Directors
   Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of April 30, 1996, and the related consolidated statements of earnings and cash flows for the three-month and six-month periods ended April 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

May 22, 1996


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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                       Comparison of Increases (Decreases)
                                  Three Months Ended        Six Months Ended
                                        April 30,               April 30,
                                     1996 and 1995            1996 and 1995
                                    Amount    Percent       Amount     Percent
Sales                            (4,057,759)   (6.5)      (3,149,074)   (2.6)
Cost of Sales                    (1,740,957)   (3.6)        (838,394)    (.9)
Administrative Expenses            (229,272)   (5.4)        (118,409)   (1.5)
Interest Expense                    (61,425)  (11.2)        (159,430)  (15.2)
Profit Sharing Expense             (528,332)  (36.4)        (676,597)  (23.8)
Earnings before Income Taxes     (1,497,773)  (21.1)      (1,356,244)  (10.1)
Income Tax Expense                 (616,878)  (21.6)        (578,046)  (10.7)
Net Earnings                       (880,895)  (20.7)        (778,198)   (9.6)


Sales declined for both periods compared as a result of significant decreases in both selling prices for merchant bar products and tons shipped of billets, while shipments of fabricated products (bar joists and rebar) declined slightly. Sales were positively affected by increased merchant bar shipments and improved selling prices for fabricated products and billets. Bar product selling prices declined due to increased competition, prompting industry-wide price reductions. Billet shipments were significantly curtailed in an effort to build inventory to supply the continuing operation of the rolling mill during an upcoming shutdown of the melt shop to install a ladle furnace. Shipments of fabricated products decreased due to construction delays caused by severe winter weather. Merchant bar shipments increased as demand and backlogs remained high, in spite of the increased competition. Fabricated product selling prices improved mainly as a result of the less competitive conditions within the commercial construction industry, as business conditions continued to be strong. Billet prices showed only a slight increase, eventhough scrap prices were lower, due to improved mix. Cost of sales declined for both the six month and three month periods compared primarily due to decreased tons shipped of billets and fabricated products, together with a drop in the cost of scrap steel, our main raw material, in spite of the increase in bar product shipments and increased costs and expenses. Gross profit as a percentage of sales declined by approximately 1.4% and 2.5% for the six months and three months compared, respectively. These decreases were mainly the result of the lower selling prices for merchant bar products and the increased costs and expenses, which more than offset the effects of the improved selling prices for fabricated products and lower scrap costs. The decrease in gross profit margins at the reduced shipment levels caused the declines in gross profits and net earnings for the periods compared. Administrative expenses decreased in both periods compared mainly as a result of decreased executive and other compensation in accordance with various incentive arrangements. Administrative expenses, as a percentage of sales, were relatively constant for both periods. Interest expense decreased in both periods compared as lower interest rates and increased capitalized interest and interest income more than offset higher average borrowings. Profit sharing expense, computed as a percentage of pre-tax income, declined in both periods compared due to decreased earnings. The effective income tax rate was relatively constant for both periods compared.

Working capital increased $18,446,938 during the period to $63,930,698 mainly as a result of working capital provided from operations and long-term borrowings exceeding capital expenditures, dividends, debt maturities and repurchases of common stock amounting to $9,304,183, $1,743,835, $12,062,499 and $4,412,562, respectively. The current ratio of 4.0 to 1 and the quick ratio of 2.2 to 1 both indicate very sound liquidity and a healthy financial condition. On February 15, 1996, the Registrant closed on $60,000,000 of unsecured credit facilities with a syndicate of lenders. The facilities were comprised of a $30,000,000 ten year term loan and a $30,000,000 five year revolver. The term loan was used to purchase additional equipment and refinance debt. The revolver replaced lines of credit that were not legally binding. At April 30, 1996, $4,500,000 had been borrowed against the revolver. These new loan facilities improved liquidity and reduced interest rates significantly.

The Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock over the next twelve months. At April 30, a total of 306,000 shares had been repurchased at a cost of $4,412,562. The repurchase of the remaining 194,000 shares will affect future liquidity and will be financed from internally generated funds and the use of the revolving credit facility. At April 30, 1996, there were commitments for the purchase of plant and equipment amounting to $6,244,065. Funding for these expenditures will also come from internally generated funds and the use of the revolver mentioned above. A portion of the above commitments includes the upgrade of an electric arc furnace and the addition of a ladle furnace to the Company's melt shop operations. The ladle furnace and upgrade will increase raw steel production, improve quality and decrease costs through improved production efficiencies. Completion and start-up is anticipated in June 1996 and should favorably impact earnings.

During the period, the ratio of debt to equity rose to .80 to 1 due to the new borrowings and stock buy-back. The percentage of long-term debt to total capital increased from 15.9% to 30.1% during the first half of the year. Long-term debt increased $22,437,501 due to $34,500,000 borrowing against the loan facilities mentioned above net of current maturities of $12,062,499. Stockholder's equity increased as net earnings of $7,294,167 exceeded dividends of $1,743,835 and common stock repurchases of $4,412,562.



                       PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by Registrant on Form 10-K for fiscal year ended October 31, 1995 and Form 10-Q for the quarter ended January 31, 1996, as previously filed with the commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     a. On February 20, 1996, the Annual Meeting of Shareholders was held and the following persons were elected as Directors of the Registrant:

                                                  AUTHORITY        NOT
           DIRECTOR                     FOR        WITHHELD       VOTED
           Frank A. Boxley           7,383,103      11,307       682,487
           T.A. Carter               7,380,428      13,982       682,487
           George B. Cartledge,Jr.   7,384,103      10,307       682,487
           Charles I. Lunsford,II    7,382,853      11,557       682,487
           William L. Neal           7,383,103      11,307       682,487
           Thomas L. Robertson       7,383,103      11,307       682,487
           Donald G. Smith           7,383,103      11,307       682,487
           Paul E. Torgersen         7,384,093      10,317       682,487
           John D. Wilson            7,377,078      17,332       682,487


     b. An amendment to the Registrant's Articles of Incorporation was proposed, in the December 22, 1995 Proxy Statement, to increase the number of the Company's authorized shares of common stock from 10,000,000 to 20,000,000 shares. This amendment was adopted at the Annual Meeting of Shareholders on February 20, 1996, with 7,258,843 votes cast "for", 107,198 votes "against", 28,369 votes "abstained" and 682,487 "not voted", which was sufficient for its approval.

     c. Also described in the Proxy Statement was a proposal for an amendment to the Articles of Incorporation, to establish in the Articles a variable range for the size of the Board of Directors and the manner for filling vacancies on the Board. This amendment was also adopted at the February 20, 1996 Shareholder's Annual Meeting. The amendment was sufficiently approved with 5,391,480 votes cast "for", 1,280,452 votes "against", 18,472 votes "abstained" and 1,386,493 "not voted".



                       PART II - OTHER INFORMATION
                                 (con'd.)


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits.

            (3) (a)   Articles of Incorporation

            (27)      Financial Data Schedule

     b. Reports on Form 8-K.

        A report on Form 8-K was filed April 19, 1996, during the quarter for which this report is filed, stating that the Registrant had approved the repurchase of up to 500,000 shares of the Company's common stock over the next 12 months, both in the open market and in privately negotiated transactions. The repurchased shares, to be held as authorized and unissued shares, will be available to fund the Corporation's stock option plan and for general corporate purposes.

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

                                        ROANOKE ELECTRIC STEEL CORPORATION
                                                     Registrant



Date June 12, 1996                          Donald G. Smith
                                  Donald G. Smith, Chairman, President,
                                  Treasurer and Chief Executive Officer
                                       (Principal Financial Officer)



Date June 12, 1996                             John E. Morris
                                  John E. Morris, Vice President-Finance
                                            and Assistant Treasurer
                                          (Chief Accounting Officer)




                              EXHIBIT INDEX


Exhibit No.                     Exhibit                     Page

     (3) (a)             Articles of Incorporation          14

     (27)                Financial Data Schedule            15



                            EXHIBIT NO. 3 (a)

                        ARTICLES OF INCORPORATION



                              EXHIBIT NO. 27

                         FINANCIAL DATA SCHEDULE