Form 10-Q
period 1996-07-31
ROANOKE ELECTRIC STEEL CORP
filed 1996-09-13
CIK 84278

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

        (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 1996

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

                                 (540) 342-1831
           (Registrant's telephone number, including area code )

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

                          Yes    x     No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1996.

                        7,699,147 Shares outstanding



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


                               PART I - FINANCIAL INFORMATION
                               ITEM 1 - FINANCIAL STATEMENTS
                              ROANOKE ELECTRIC STEEL CORPORATION

                                Consolidated Balance Sheets
                                          ASSETS
                                                              (Unaudited)
                                                                July 31,          October 31,
                                                                  1996                1995
CURRENT ASSETS
    Cash and cash equivalents                              $     5,551,984     $     6,999,644
    Investments                                                  6,298,626           4,179,418
    Accounts receivable                                         37,460,964          40,159,523
    Inventories                                                 33,340,285          30,866,238
    Prepaid expenses                                             1,439,288             722,729
    Deferred income taxes                                        1,125,441           1,125,441
         Total current assets                                   85,216,588          84,052,993
PROPERTY, PLANT AND EQUIPMENT
    Land                                                         4,328,189           4,312,689
    Buildings                                                   17,848,122          17,195,735
    Other property and equipment                               123,611,427         104,825,380
    Assets under construction                                    2,144,889           5,741,611
         Total                                                 147,932,627         132,075,415
    Less--accumulated depreciation                              63,970,205          58,569,617
         Property, plant and equipment, net                     83,962,422          73,505,798
OTHER ASSETS                                                       199,825             215,867
TOTAL ASSETS                                               $   169,378,835     $   157,774,658

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                      $     4,250,000     $     3,750,000
    Notes payable                                                  -                11,000,000
    Accounts payable                                            14,848,592          14,483,781
    Dividends payable                                              847,566             888,101
    Employees' taxes withheld                                      265,801             226,677
    Accrued profit sharing contribution                          2,852,205           4,403,031
    Accrued wages and expenses                                   2,436,272           2,396,913
    Accrued income taxes                                           278,717           1,420,730
         Total current liabilities                              25,779,153          38,569,233
LONG-TERM DEBT
    Notes payable                                               42,604,167          20,729,166
    Less--current portion                                        4,250,000           3,750,000
         Total long-term debt                                   38,354,167          16,979,166
POSTRETIREMENT LIABILITIES                                         680,777             494,591
DEFERRED INCOME TAXES                                           12,193,070          11,669,070
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized
         20,000,000 shares, issued 8,991,890 shares
         in 1996 and 8,970,390 in 1995                           1,897,171           1,729,503
    Capital in excess of stated value                            9,349,429           9,349,429
    Retained earnings                                           87,965,504          80,178,534
         Total                                                  99,212,104          91,257,466
    Less--treasury stock, 1,292,743 shares in 1996 and
         896,743 in 1995 -- at cost                              6,840,436           1,194,868
         Total stockholders' equity                             92,371,668          90,062,598
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   169,378,835     $   157,774,658

The accompanying notes to consolidated financial statements are an integral part of this statement.



                              ROANOKE ELECTRIC STEEL CORPORATION

                              Consolidated Statements of Earnings

                                                          (Unaudited)                  (Unaudited)
                                                       Three Months Ended           Nine Months Ended
                                                            July 31,                      July 31,
                                                       1996          1995            1996           1995

SALES                                             $ 61,532,232  $ 68,570,080   $ 178,105,842  $ 188,292,764

COST OF SALES                                       51,531,067    53,243,158     145,085,743    147,636,228

GROSS EARNINGS                                      10,001,165    15,326,922      33,020,099     40,656,536


OTHER OPERATING EXPENSES
   Administrative                                    4,085,174     4,228,458      11,915,150     12,176,843
   Interest, net                                       142,439       545,855       1,031,857      1,594,703
   Profit sharing                                      858,218     1,918,292       3,020,207      4,756,878
     Total                                           5,085,831     6,692,605      15,967,214     18,528,424

EARNINGS BEFORE INCOME TAXES                         4,915,334     8,634,317      17,052,885     22,128,112

INCOME TAX EXPENSE                                   1,961,042     3,452,553       6,804,426      8,873,983

NET EARNINGS                                      $  2,954,292  $  5,181,764   $  10,248,459  $  13,254,129

Weighted average number of
   common shares outstanding *                       7,744,451     8,060,688       7,958,944      8,038,278

Net earnings per share of common stock            $       0.39  $       0.65   $        1.29  $        1.65

Cash dividends per share of common stock          $       0.11  $       0.09   $        0.33  $        0.26

* Adjusted for three-for-two stock split effective 5-1-95.

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                  ROANOKE ELECTRIC STEEL CORPORATION

                              Consolidated Statements of Cash Flows


                                                                               (Unaudited)
                                                                            Nine Months Ended
                                                                                 July 31,
                                                                          1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                      $    10,248,459   $    13,254,129
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Postretirement liabilities                                           186,186           189,443
     Depreciation and amortization                                      6,045,294         6,039,134
     Gain on sale of investments and property, plant and equipment        (15,206)         (177,027)
     Deferred income taxes                                                524,000          (213,000)
     Changes in assets and liabilities which provided
       (used) cash, exclusive of changes shown separately              (2,741,592)       (7,403,146)
Net cash provided by operating activities                              14,247,141        11,689,533

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                      (16,493,470)       (7,689,570)
  Proceeds from sale of property, plant and equipment                      58,253           582,754
  Sale (purchase) of investments                                       (2,166,988)        1,085,919
  Other                                                                   142,239           -
Net cash used in investing activities                                 (18,459,966)       (6,020,897)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                                (11,000,000)        4,500,000
  Cash dividends                                                       (2,591,401)       (2,094,724)
  Decrease in dividends payable                                           (40,535)         (611,274)
  Proceeds from exercise of common stock options                          167,668           323,228
  Payment of long-term debt                                           (12,624,999)       (4,036,625)
  Proceeds from long-term debt                                         34,500,000           -
  Repurchase of common stock                                           (5,645,568)          -
Net cash provided by (used in) financing activities                     2,765,165        (1,919,395)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,447,660)        3,749,241

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          6,999,644           150,036

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $     5,551,984   $     3,899,277

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     (Increase) decrease in accounts receivable                   $     2,698,559   $    (2,944,592)
     (Increase) decrease in inventories                                (2,474,047)       (3,558,604)
     (Increase) decrease in prepaid expenses                             (716,559)          300,188
     Increase (decrease) in accounts payable                              364,811        (2,765,521)
     Increase (decrease) in employees' taxes withheld                      39,124            58,860
     Increase (decrease) in accrued profit sharing contribution        (1,550,826)        1,407,190
     Increase (decrease) in accrued wages and expenses                     39,359            16,456
     Increase (decrease) in accrued income taxes                       (1,142,013)           82,877
Total                                                             $    (2,741,592)  $    (7,403,146)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                        $     1,259,748   $     1,887,650
  Income taxes                                                    $     7,422,440   $     9,004,106

The accompanying notes to consolidated financial statements are an integral part of this statement.





                     ROANOKE ELECTRIC STEEL CORPORATION

                 Notes to Consolidated Financial Statements

                               July 31, 1996

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 1996 and the results of operations for the three months and nine months ended July 31, 1996 and 1995 and cash flows for the nine months ended
        July 31, 1996 and 1995.

Note 2. Inventories include the following major classifications:

                               (Unaudited)
                                 July 31,      October 31,
                                   1996            1995
     Scrap Steel             $  5,552,703    $  3,728,612
     Melt Supplies              1,975,815       2,443,827
     Billets                    3,488,231       1,748,778
     Mill Supplies              2,929,088       3,210,946
     Finished Steel            19,394,448      19,734,075
     Total Inventories       $ 33,340,285    $ 30,866,238





DELOITTE & TOUCHE LLP
Suite 1401                                     Telephone:  (910)  721-2300
500 West Fifth Street                          Facsimile:  (910)  721-2301
Winston-Salem, North Carolina 27152


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
     Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of July 31, 1996, and the related consolidated statements of earnings and cash flows for the three-month and nine-month periods ended July 31, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

August 29, 1996

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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                    Comparison of Increases (Decreases)
                                 Three Months Ended      Nine Months Ended
                                      July 31,               July 31,
                                    1996 and 1995          1996 and 1995
                                  Amount    Percent       Amount     Percent
Sales                           (7,037,848)  (10.3)    (10,186,922)   (5.4)
Cost of Sales                   (1,712,091)   (3.2)     (2,550,485)   (1.7)
Administrative Expenses           (143,284)   (3.4)       (261,693)   (2.1)
Interest Expense                  (403,416)  (73.9)       (562,846)  (35.3)
Profit Sharing Expense          (1,060,074)  (55.3)     (1,736,671)  (36.5)
Earnings before Income Taxes    (3,718,983)  (43.1)     (5,075,227)  (22.9)
Income Tax Expense              (1,491,511)  (43.2)     (2,069,557)  (23.3)
Net Earnings                    (2,227,472)  (43.0)     (3,005,670)  (22.7)


The significant decrease in sales for both periods compared was due to sharp declines in both merchant bar selling prices and billet tons shipped, while shipments of fabricated products (bar joists and rebar) and billet prices declined slightly. Sales were favorably impacted by increased merchant bar shipments and improved fabricated product selling prices, although fabricated prices were relatively flat for the three month period. Selling prices for bar products declined as a result of increased competition, prompting industry-wide price reductions. The planned shutdown of the melt shop during the quarter to install a new ladle furnace and upgrade the electric arc furnace was unexpectedly prolonged due to problems with construction and installation, resulting in a 42.5% decline in billet production for the quarter and causing the significant reduction in billet shipments. Shipments of fabricated products decreased, due mainly to weather related construction delays. Billet selling prices declined with the downward trend in scrap prices, which normally trigger changes in billet pricing. Merchant bar shipments increased as demand and backlogs remained high, in spite of increased competition. Fabricated product selling prices improved for the nine months compared as a result of generally strong business conditions within the commercial construction industry. Cost of sales declined for both the nine month and three month periods compared mainly due to decreased tons shipped of billets and fabricated products, together with a reduction in the cost of scrap steel, our main raw material, in spite of the increased bar product shipments. Gross profit as a percentage of sales declined by approximately 3.1% and 6.1% for the nine months and three months compared, respectively. These decreases were primarily the result of the lower selling prices for merchant bar products and billets, and the negative effect of reduced production on fixed costs, which more than offset the effects of the lower scrap costs and the improvement in fabricated product selling prices. The decline in gross profit margins at the reduced shipment levels caused the reductions in gross profits and net earnings for the periods compared. Administrative expenses decreased in both periods compared mainly as a result of decreased executive and other compensation in accordance with various incentive arrangements. Administrative expenses, as a percentage of sales, were relatively constant for both periods. Interest expense decreased in both periods compared as lower interest rates and increased capitalized interest and interest income more than offset higher average borrowings. Profit sharing expense, computed as a percentage of pre-tax income, declined in both periods compared due to decreased earnings. The effective income tax rate was relatively constant for both periods compared.

Working capital increased $13,953,675 during the period to $59,437,435 mainly as a result of working capital provided from operations and long-term borrowings exceeding capital expenditures, dividends, debt maturities and repurchases of common stock amounting to $16,493,470, $2,591,401, $13,124,999 and $5,645,568, respectively. The current ratio of 3.3 to 1 and the quick ratio of 1.9 to 1 both indicate very sound liquidity and a healthy financial condition. On February 15, 1996, the Registrant closed on $60,000,000 of unsecured credit facilities with a syndicate of lenders. The facilities were comprised of a $30,000,000 ten year term loan and a $30,000,000 five year revolver. The term loan was used to purchase additional equipment and refinance debt. The revolver replaced lines of credit that were not legally binding. At July 31, 1996, $4,500,000 had been borrowed against the revolver. These new loan facilities improved liquidity and reduced interest rates significantly.

The Board of Directors, at its April 16, 1996 meeting, approved the repurchase of up to 500,000 shares of the Company's common stock over the next twelve months. By the end of the quarter, a total of 396,000 shares had been repurchased at a cost of $5,645,568. The repurchase of the remaining 104,000 shares will affect future liquidity and will be financed from internally generated funds and the use of the credit facility. At July 31, 1996, there were commitments for the purchase of plant and equipment amounting to $1,693,469. Funding for these expenditures will also come from internally generated funds and the use of the revolver mentioned above. A significant portion of the above capital expenditures includes the upgrade of the electric arc furnace and the addition of the ladle furnace to the Company's melt shop operations. The Registrant expects to benefit from this new state of the art equipment with increased raw steel production, improved quality and decreased costs through improved production efficiencies. As of July 31, 1996, the upgrade on the electric arc furnace was complete and in operation, whereas equipment failures prevented completion and installation on the ladle furnace until late August. Both installations should favorably impact earnings.

During the period, the ratio of debt to equity rose to .83 to 1 due to new borrowings and stock repurchases. The percentage of long-term debt to total capital increased from 15.9% to 29.3% during the nine months. Long-term debt increased $21,375,001 due to $34,500,000 borrowing against the loan facilities mentioned above net of current maturities of $13,124,999. Stockholders' equity increased as net earnings of $10,248,459 exceeded dividends of $2,591,401 and common stock repurchases of $5,645,568.


                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by Registrant on Form 10-K for fiscal year ended October 31, 1995 and Forms 10-Q for the quarters ended January 31, 1996 and April 30, 1996, as previously filed with the commission.

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

                                        ROANOKE ELECTRIC STEEL CORPORATION
                                                     Registrant



Date September 12, 1996                        Donald G. Smith
                                     Donald G. Smith, Chairman, President,
                                     Treasurer and Chief Executive Officer
                                          (Principal Financial Officer)



Date September 12, 1996                           John E. Morris
                                     John E. Morris, Vice President-Finance
                                              and Assistant Treasurer
                                            (Chief Accounting Officer)




                               EXHIBIT INDEX


Exhibit No.                Exhibit                   Page

  (27)             Financial Data Schedule            13



                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE