Form 10-K
period 1996-10-31
ROANOKE ELECTRIC STEEL CORP
filed 1997-01-29
CIK 84278

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 FORM 10-K

         (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended October 31, 1996

                                    OR

      (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________to _______________

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


State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.

     Aggregate market value at December 31, 1996:      $112,713,413

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 1996.

                       7,492,097    Shares outstanding

Portions of the following documents are incorporated by reference:

     (1) 1996 Annual Report to Stockholders in Part II.

     (2) Proxy Statement dated January 3, 1997 in Part III.



                                  PART I

ITEM 1.  BUSINESS

     (a) General Development of Business.
          During the fiscal year ended October 31, 1996, the Registrant continued for the most part to operate its business as it has the past four years by manufacturing merchant steel bar products, fabricating open-web steel joists and concrete reinforcing steel, and extracting scrap steel and other materials from junked automobiles. Roanoke Technical Treatment & Services, Inc., a Roanoke, Virginia subsidiary, was formed in 1990 to license a process for the treatment of electric arc furnace dust, and currently is uncertain as to a specific time for start-up. In March 1991, the Registrant closed its merchant steel bar rolling mill located in Salem, Virginia due to a decline in order rates. The products manufactured at the Salem plant were produced at the Roanoke plant, which is considerably more efficient. During fiscal year 1994, the Registrant's auto shredding subsidiary, Shredded Products Corporation, completed construction of its new modern facility in Rocky Mount, Virginia, and in November 1994 began operations at the new locality, at a total investment in excess of $8,000,000 for plant and equipment. The new facility, with its own landfill, is providing considerable savings in waste disposal costs. In addition, cost savings and better metal recoveries are being achieved
through the use of  the more technologically advanced equipment.   During
the later part of 1996, the Registrant, at its main plant, completed the installation of a new ladle refining furnace and the upgrade of an electric arc furnace, for approximately $17,000,000. With this new state-of-the-art equipment in operation, the Registrant expects to increase raw steel production, improve quality, reduce production costs and improve operating efficiencies. Also in 1996, the Registrant closed on an unsecured $60,000,000 credit facility with a syndicate of lenders. The facility was comprised of a $30,000,000 ten-year term loan and a $30,000,000 five-year revolver. The term loan was used to purchase additional equipment and refinance debt at much lower interest rates. The revolver replaced lines of credit that were not legally binding. This restructuring of debt provided the Registrant with the capital resources necessary to maintain its competitive position and ensure future growth. In January 1996, Socar, Inc. , a South Carolina subsidiary, sold its long-time idle plant in Bucyrus, Ohio to the unaffiliated manufacturer who had been leasing the facility for several years under a lease-purchase agreement, for a final settlement price of $130,000. The other subsidiaries of the Registrant, John W. Hancock, Jr., Inc. and RESCO Steel Products Corporation, have had no material changes in operations or in the mode of conducting their business for the past five years. John W. Hancock, Jr. founded both the Hancock joist subsidiary and its parent, Roanoke Electric Steel Corporation, and served on the Registrant's Board of Directors as Chairman of the Executive Committee until his death in March 1994.



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

           FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
                    AND CLASSES OF PRODUCTS OR SERVICES
                                         1996         1995         1994
Sales to Unaffiliated Customers:

Merchant Steel                       $104,180,746  $103,531,770   $96,782,588

Bar Joist & Rebar                    $112,572,549  $110,370,872   $78,854,207

Billets                              $ 29,533,357  $ 46,065,882   $40,172,433

                                     $246,286,652  $259,968,524  $215,809,228

Net Earnings from Operations         $ 15,414,834  $ 20,228,902  $  8,766,435

Identifiable Assets                  $167,015,901  $157,774,658  $140,473,510


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



                                   PART I
                                 (con'd.)

           The Registrant's subsidiary, Shredded Products Corporation, is involved in the extraction of scrap iron and steel and other metals from junked automobiles and other waste materials. Almost all of the ferrous material is used by the Parent as raw materials. The non-ferrous metals are sold to unrelated purchasers.
           Two other subsidiaries, John W. Hancock, Jr., Inc. and Socar, Inc., are engaged in the manufacturing of long- and short-span steel joists. Joists are open-web steel horizontal supports for floors and roofs, used primarily in the construction of commercial and industrial buildings such as shopping centers, factories, warehouses, hospitals, schools, office buildings, nursing homes, and the like. Joists are cheaper and lighter than structural steel or reinforced concrete. The joists are distributed by these subsidiaries to their customers from orders solicited by manufacturer's representatives and pursuant to successful bids placed directly by the companies.
           The Registrant's subsidiary, RESCO Steel Products Corporation, fabricates concrete reinforcing steel by cutting and bending rebars to contractors' specifications. The rebars are distributed to contractors from orders solicited by a paid sales staff and pursuant to successful bids placed directly by the subsidiary.
          (ii) The Registrant has not recently introduced a new product or begun to do business in a new industry segment that will require the investment of a material amount of assets or that otherwise is material.
          (iii) The Registrant's main raw material, scrap steel, is supplied for the most part by scrap dealers within a 200 mile radius of the mill. It is purchased through the David J. Joseph Company who are scrap brokers. The Shredded Products subsidiary supplies 10,000 to 15,000 tons of scrap per month. Although scrap is generally available to the Registrant, the price of scrap steel is highly responsive to changes in demand, including demand in foreign countries as well as in the United States. The ability to maintain satisfactory profit margins in times when scrap is relatively high priced is dependent upon the levels of steel prices, which are determined by market forces. Alloys and other materials needed for the melting process are provided by various domestic and foreign companies.
           Shredded Products Corporation often experiences difficulty in purchasing scrap automobiles at a satisfactory level. Competition from an increasing number of shredding operations and reluctance by dealers to sell scrap automobiles due to market conditions are the main causes. High offering prices generally increase the supply; however, the increased cost to produce sometimes is very competitive with the price of similar scrap that can be purchased on the outside.
           Substantially all of John W. Hancock, Jr., Inc.'s steel components are purchased from the Parent, which is located conveniently nearby and, therefore such components are generally available to the Company as needed.
                                   PART I
                                 (con'd.)

           RESCO Steel Products Corporation purchases most of its steel components from suppliers within its market area, determined mainly by freight cost. Such components would be generally available to the Company, since the Parent could produce and supply this raw material, as needed.
           Socar, Inc. receives most of its raw steel material from the Parent and other nearby suppliers, the determinant usually being freight cost. The availability of raw materials is not of major concern to the Company, since the Parent could supply most of its needs.
          (iv) The Registrant currently holds no patents, trade marks, licenses, franchises or concessions that are material to its business operations.
          (v)  The business of the Registrant is not seasonal.
          (vi) The Registrant does not offer extended payment terms to its customers nor is it normally required to carry significant amounts of inventory to meet rapid delivery requirements of customers; although, at times market conditions have required the stockpiling of popular bar products for rapid delivery. Working capital practices generally remain constant during the course of business except when the Registrant determines it to be advantageous to stockpile raw materials due to price considerations.
          (vii) During fiscal year 1996, sales (tons) by the Registrant to John W. Hancock, Jr., Inc.,
Socar, Inc. and RESCO Steel Products Corporation, wholly-owned subsidiaries, were approximately 10%, 8% and less than 1% of the Registrant's total sales (tons), respectively. The largest nonaffiliated customer purchased approximately 21% of total sales (tons) ---11% of total sales (dollars). Alternative marketing and production arrangements were available to the Registrant, so that the loss of this nonaffiliate would not have had a materially adverse effect on the Registrant and its subsidiaries taken as a whole.
          (viii) The Registrant is of the opinion that the amount of its backlog is not generally material to an understanding of the business. All backlog is shipped within the current fiscal year.
          (ix) None of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.
          (x) The Registrant competes with steel-producing mills of similar size operative within its market region and also larger mills producing similar products. The market region in which the Registrant sells its products consists of the majority of states east of the Mississippi River. Price, including transportation cost, is the major determinant in securing business. Economic recession began to intensify competition during 1990, as selling prices dropped due to a softening in demand. This trend continued through most of 1991 with sharp declines in selling prices due to poor demand and excess inventories and capacity at most mills, although by year-end prices rose slightly. In comparison to the 1991 recession lows, order rates in 1992 showed some


                                   PART I
                                 (con'd.)

improvement while selling prices remained flat. In 1993, market conditions and demand improved significantly, while industry-wide selling prices increased to offset higher raw material costs. Demand in 1994 was fueled by continued improvement in business conditions and economic growth, with higher raw material costs again forcing selling prices upward, although some of the increased selling prices were demand driven. Even though market conditions and backlogs remained strong for much of 1995, shipments were flat due to customers' inventory reductions, while improved selling prices were attributable to higher raw material costs and rising demand, although by year-end prices fell slightly. Demand and backlogs continued high through 1996, allowing for increased bar product shipments, in spite of increased competition, which forced sharp reductions in selling prices throughout the industry.
     The joist business is highly competitive. Due to similarity of product, relatively small price differences are often determinative in placing business. Ability to meet the customer's time requirements for delivery also is important in securing business. Competing successfully becomes more difficult with the distance to point of delivery due to transportation costs. In 1990, selling prices and order rates declined as a result of a weakened construction industry, causing increased competition. The severely depressed activity in the construction industry, due to overbuilding, again in 1991 resulted in drastic declines in selling prices and demand. In spite of depressed conditions, 1992 brought improved shipments due mainly to successful job bidding; however, in order to book a higher percentage of quotations, selling prices consequently suffered. Again in 1993, successful job bidding resulted in improved shipment levels, while higher raw material costs pushed selling prices upward, even though the construction industry remained depressed and highly competitive. In 1994, an easing of competitive conditions within the construction industry led to increased shipment levels, while selling prices were again forced upward by higher raw material costs. Reduced competition and increased activity in 1995 again led to higher shipment levels within the construction industry, as demand and increased raw material costs forced selling prices higher. Generally strong business conditions within the commercial construction industry continued during 1996 to bring improvements to selling prices for fabricated products, while shipment levels were relatively flat, as weather related construction delays offset otherwise strong demand.
     Billets are semi-finished products used by the Registrant in its rolling mill process to manufacture various merchant bar products. With the addition of new casting equipment in recent years, the Registrant has anticipated a growing billet market of nonaffiliated customers who further fabricate the billets for various end uses. Competition within the industry caused a drop in selling prices in 1990, with demand slowing. In 1991, selling prices trended further downward, while order rates fell due to the sagging economy. Billet sales improved significantly in 1992 as a result of increased domestic demand and entry into the much more

                                   PART I
                                 (con'd.)

competitive export markets, although selling prices still continued to slump. Again in 1993, increased export business and improved domestic demand resulted in significantly higher billet shipments. Selling prices also rose in reaction to higher scrap steel costs. Shipments of billets declined slightly in 1994 due to a lack of export shipments, although domestic shipments improved significantly. While the export markets were much more competitive, domestic demand improved dramatically. Higher billet prices were also driven by higher scrap steel costs, but the increased domestic billet shipments, which bring a higher price, also contributed. Improved market conditions and increased domestic demand resulted in improved 1995 billet shipments, as export markets remained highly competitive. Higher scrap steel costs and improved product mix together caused billet selling prices to climb. A planned melt shop shutdown during 1996 to install a new ladle furnace and upgrade an electric arc furnace was unexpectedly prolonged due to problems with construction and installation, resulting in a sharp decline in billet production and causing a significant reduction in billet shipments for the year, while the highly competitive export market remained in effect. Billet selling prices declined with a downward trend in scrap prices.
          (xi) During the last three fiscal years, the Registrant was not involved in any material research and development activities.
          (xii) The United States Environmental Protection Agency (EPA) has notified the Registrant and the County of Roanoke (County) of their potential liability and responsibility for costs of response to materials at a County-owned landfill site and adjacent streams near Salem, Virginia. The Registrant has entered into a cost-sharing agreement with the County for response action (cleanup) at the landfill site and the streams. Pursuant to a Consent Decree to which EPA, the County and the Registrant were parties, the County completed a remedial action at the landfill in 1995. Under a separate consent order with EPA, the Registrant is performing a removal action at the streams, which includes removal, treatment and on-site placement of materials and affected sediment and soil. That work is approximately 75% performed, and completion is expected within a year. The Registrant has not received notification of other claims associated with the landfill or streams. The Registrant does not anticipate significant future potential liability for response costs associated with the landfill, and while the cost of future response activities or any future claims associated with the streams is difficult to project, management believes such costs would not have a materially adverse effect on the consolidated financial position, results of operations and
competitive position of the Registrant.   See Note 7,  "Commitments and
Contingent Liabilities", in Notes to Consolidated Financial Statements contained in the Registrant's 1996 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.

                                  PART I
                                 (con'd.)

     Near the end of fiscal year 1996, the Registrant began treating a portion of its electric arc furnace dust, a hazardous substance, utilizing its own stabilization process. Significant savings are being realized as this process replaces off-site and more expensive treatment methods that had been used through a contract with an approved waste disposal firm. The Registrant believes it is in substantial compliance with applicable federal, state and local regulations. However, future changes in regulations may require expenditures which could adversely affect earnings in subsequent years.
     The Registrant has constructed over the years pollution control equipment at an aggregate cost of over $9,600,000. Annual operating expenses and depreciation of all pollution control equipment and waste disposal costs are in excess of $3,900,000 in the aggregate. The Registrant is expected to spend approximately $1,000,000 to $1,500,000 for additional pollution control and waste disposal equipment and facilities during subsequent fiscal years. Adoption of the Clean Air Act Amendments of 1990 is not anticipated to have a materially adverse effect on the Registrant's operations, capital resources or liquidity, nor should any incremental increase in capital expenditures occur due to the Act.
          (xiii) At October 31, 1996, the Registrant employed 508 persons at its Roanoke plant, with no employment at its Salem division, idle since mid-1991. The Registrant's subsidiaries, John W. Hancock, Jr., Inc., Socar, Inc., Shredded Products Corporation and RESCO Steel Products Corporation employed 276, 276, 50 and 45 persons, respectively.
     (d) Financial Information about Foreign and Domestic Operations and Export Sales.
           When the Registrant's billet production exceeds its required needs, this semi-finished product is offered for sale. During past years, a portion of the excess billets has been sold to brokers who represent foreign purchasers, although, there were no foreign sales of excess billets or other products during fiscal years 1994, 1995 and 1996. The information required by this paragraph by geographical area, as to foreign and domestic operations, is not provided since it is identical to the table in paragraph
(b) with all information pertaining to the United States.

ITEM 2.  PROPERTIES

         The Registrant owns 68 acres situated in the City of Roanoke, Virginia, which comprises its main plant, of which 25 acres are used to provide 338,000 square feet of manufacturing space with an annual billet capacity of approximately 650,000 tons. A 30 acre site is owned in Salem, Virginia, of which 10 acres were used to provide 51,355 square feet of manufacturing space, until March 1991, when the plant was idled. The Registrant acquired in 1991 a 447 acre tract of land in Franklin County, Virginia, 100 acres of which was transferred to Shredded Products Corporation in a move of shredding operations from its Montvale location.

                                   PART I
                                 (con'd.)

Part of this new Shredded Products property is being used as an approved industrial landfill. The remaining 337 acres of this land, 47 acres of which was sold in 1995, will be marketed as an industrial park for Franklin County.
          Shredded Products Corporation operates in both Montvale and Rocky Mount, Virginia. The Montvale plant is situated on a 75 acre site owned by the Registrant, approximately 20 acres of which are regularly used in its scrap processing operation, with an annual production capacity of approximately 18,000 tons. The new Rocky Mount facility is located on a 100 acre site owned by Shredded Products Corporation, partially consisting of a 25 acre industrial landfill used for the disposal of its auto fluff, and another 25 acres of which are regularly used in its shredding operation, with an annual production capacity of approximately 150,000 tons.
          John W. Hancock, Jr., Inc. is located in Roanoke County near Salem, Virginia. The plant is situated on a 37 acre site owned by Hancock, Inc., 17 acres of which are regularly used in its operations. Buildings on the site contain 131,614 square feet of floor space.
          Socar, Inc. and its subsidiary are located in Florence, South Carolina, and in Continental, Ohio. The Florence facility is located on a 28 acre site owned by Socar, Inc., 16 acres of which are regularly used in its operations. Buildings on the site contain 93,359 square feet of floor space. The plant located on a 32 acre site in Continental, Ohio, owned by Socar, Inc., has 81,172 square feet of floor space in manufacturing buildings, situated on 8 acres regularly used in its operations.
          RESCO Steel Products Corporation operates from a building containing 43,340 square feet of floor space, located in Salem, Virginia, on a 7 acre site owned by RESCO.
          The various buildings are of modern design, well-maintained, and suitable and adequate for the requirements of the business.

ITEM 3.  LEGAL PROCEEDINGS

          A County of Roanoke (County) landfill site, where the Registrant disposed of furnace dust from 1969 until 1976, was placed on the National Priorities List as a Superfund site in 1989. The United States Environmental Protection Agency (EPA) has notified the Registrant and the County of their potential liability and responsibility for costs of response at the landfill site and adjacent streams. The Registrant has entered into a cost-sharing agreement with the County for response action (cleanup) at the landfill site and sharing of cost reimbursement received from other potentially responsible parties, if any. The County has filed suit to recover such costs. Under EPA oversight, the County completed remediation action there in 1995. The Registrant's costs associated with that work were reflected in past financial statements or in the accompanying financial
                                   PART I
                                 (con'd.)

statements. Under a consent order and EPA oversight, the Registrant, is implementing a removal action (cleanup) of the streams. While the cost of future response activities or any future claims associated with the streams is difficult to project, management believes such costs would not have a materially adverse effect on the consolidated financial position, results
of operations and competitive position of the Registrant.    See Note 7,
"Commitments and Contingent Liabilities", in Notes to Consolidated Financial Statements contained in the Registrant's 1996 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year covered.

          EXECUTIVE OFFICERS OF THE REGISTRANT

          Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on February 18, 1997.
          The names, ages and positions of all of the executive officers of the Registrant as of October 31, 1996 are listed below with their business experience with the Registrant for the past five years. Officers are elected annually by the Board of Directors at the first meeting of directors following the annual meeting of shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.
          Thomas J. Crawford, 41, has served as Secretary of the Registrant since January 1985 and as Assistant Vice President since January 1993; prior thereto, he had served as Manager of Inside Sales since 1984 and as a Sales Representative since 1977. He has 19 years of service with the Registrant.
          Donald R. Higgins, 51, has served as Vice President - Sales of the Registrant since January 1986; prior thereto, he had served as General Sales Manager since 1984 and Assistant Sales Manager since 1978. He has 31 years of service with the Registrant.
          John E. Morris, 55, has served as Vice President - Finance of the Registrant since October 1988 and as Assistant Treasurer since 1985; prior thereto, he had served as Controller since 1971. He has 25 years of service with the Registrant.
          Donald G. Smith, 61, has served as Chairman of the Board of the Registrant since February 1989, as Chief Executive Officer since November 1986, as President and Treasurer since January 1985 and as Director of the Registrant since April 1984; prior thereto, he had served as Vice President
- Administration since September 1980 and as Secretary since January 1967. He has 39 years of service with the Registrant.

                                   PART I
                                 (con'd.)

     FORWARD-LOOKING STATEMENTS

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include economic and industry conditions, availability and prices of supplies, prices of steel products, competition, governmental regulations, interest rates, inflation, labor relations, environmental concerns, and others.


                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
         The specified information required by this item is incorporated by reference to the information under the heading "Stock Activity" in the 1996 Annual Report to Stockholders. The Registrant did not during fiscal year 1996 make any sale of securities not registered under the Securities Act of 1993.

ITEM 6.  SELECTED FINANCIAL DATA
         The specified information required by this item is incorporated by reference to the information under the heading "Selected Financial Data" in the 1996 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
         The specified information required by this item is incorporated by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The specified information required by this item is incorporated by reference to the information under the headings "Independent Auditors' Report", "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in the 1996 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None

                                 PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           The specified information required by this item is incorporated by reference to the information under the heading "Information Concerning Directors and Nominees" in the Proxy Statement dated January 3, 1997, as filed with the Commission, or is included under the heading "Executive Officers of the Registrant" in Part I of this 10-K filing. The disclosure required by Item 405 of Regulation S-K is not applicable.

ITEM 11.  EXECUTIVE COMPENSATION
           The specified information required by this item is incorporated by reference to the information under the headings "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Relationships and Related Transactions", "Performance Graph" and "Board of Directors and Committees -- Director Compensation" in the Proxy Statement dated January 3, 1997, as filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           The specified information required by this item is incorporated by reference to the information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement dated January 3, 1997, as filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           The specified information required by this item is incorporated by reference to the information under the heading "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Proxy Statement dated January 3, 1997, as filed with the Commission.


                                 PART  IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     (a)  The following documents are filed as a part of this report:
            (1) The following financial statements are filed as part of the 1996 Annual Report to Stockholders which is incorporated by reference:
               (a) Consolidated Balance Sheets
               (b) Consolidated Statements of Stockholders' Equity
               (c) Consolidated Statements of Earnings
               (d) Consolidated Statements of Cash Flows
               (e) Notes to Consolidated Financial Statements
               (f) Independent Auditors' Report
          Individual financial statements of the Registrant are not being filed because the Registrant is primarily an operating company and its subsidiaries do not have minority equity interests and/or long-term indebtedness (including current portions) to any person outside the consolidated group (excluding long-term indebtedness which is collateralized by the Registrant by guarantee, pledge, assignment or otherwise), in amounts which together exceed 5 percent of the total consolidated assets.


                                 PART  IV
                                 (con'd.)

            (2) Pursuant to Regulation S-K the following Exhibit Index is added immediately preceding the exhibits filed as part of the subject Form 10-K:
                               EXHIBIT INDEX
EXHIBIT NO.                      EXHIBIT                           PAGE

     (3)       (a) Articles of Incorporation, as amended            19

               (b) By-Laws, as amended                              20

     (4)           Instruments Defining the Rights of               21
                    Security Holders

     (10)    * (a) Executive Officer Incentive Arrangement          22
                                                              Incorporated by
                                                                 Reference

             * (b) Roanoke Electric Steel Corporation Employees'    22
                    Stock Option Plan
                                                              Incorporated by
                                                                 Reference

             * (c) Roanoke Electric Steel Corporation               22
                     Consulting  Arrangement

             * (d) Roanoke Electric Steel Corporation               22
                    Severance Agreements

     (13)          1996 Annual Report to Stockholders               23

     (21)            Subsidiaries of the Registrant                 24

     (23)            Consent of Independent Auditors                25

     (27)            Financial  Data Schedule                       26


     (b) Reports on Form 8-K.

          A report on Form 8-K was filed September 20, 1996, during the last quarter of the period covered by this report, stating that the Registrant had approved the repurchase of up to an additional 250,000 shares of the Company's common stock, both in the open market and in privately negotiated transactions. The Registrant had previously approved a plan for the repurchase of up to 500,000 shares of the Company's common stock during a twelve-month period ending April, 1997, but as of the Form 8-K report date, nearly all of the initially approved

                                  PART IV
                                 (con'd.)

repurchase was complete. The repurchased shares, to be held as authorized and unissued shares, will be available for general corporate purposes and to fund the Company's stock option plan.

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


                                   ROANOKE ELECTRIC STEEL CORPORATION
                                                 Registrant

                                   By:      Donald G. Smith
                                        Donald G. Smith, Chairman,President,
                                        Treasurer and Chief Executive Officer
                                        (Principal Executive Officer,Principal
                                        Financial Officer and Director)


Date: January 21, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name and Title                                         Date

     Donald G. Smith                                  January 21, 1997
 Donald G. Smith, Chairman, President,
 Treasurer and Chief Executive Officer
 (Principal Executive Officer, Principal
 Financial Officer and Director)

     John E. Morris                                   January 21, 1997
 John E. Morris, Vice President - Finance and Assistant Treasurer (Principal
 Accounting Officer)

     George B. Cartledge, Jr.                         January 21, 1997
 George B. Cartledge, Jr. Director

     Paul E. Torgersen                                January 21, 1997
 Paul E. Torgersen        Director

     William L. Neal                                  January 21, 1997
 William L. Neal          Director

     Thomas L. Robertson                              January 21, 1997
 Thomas L. Robertson      Director


                            EXHIBIT  NO. 3 (a)

                   ARTICLES OF INCORPORATION, AS AMENDED





                             EXHIBIT NO. 3 (b)

                            BY-LAWS, AS AMENDED


 .
                              EXHIBIT  NO. 4

            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

          Pursuant to Item 601(b) (4) (iii) of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission, upon request, copies of the instruments defining the rights of holders of the long-term debt of Roanoke Electric Steel Corporation and its subsidiaries described in its 1996 Annual Report to Stockholders and Form 10-K.


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


                                   * (c)
                    ROANOKE ELECTRIC STEEL CORPORATION
                          CONSULTING ARRANGEMENT

          In January 1996, the Company entered into an arrangement with William L. Neal, a director of the Company and former President of John W. Hancock, Jr., Inc., whereby Mr. Neal has agreed to provide consultation and advisory services to the Company and its subsidiaries. The arrangement will continue in effect until terminated by either party. The Company has agreed to pay Mr. Neal compensation at a rate of $100,000 per year.


                                   * (d)
                    ROANOKE ELECTRIC STEEL CORPORATION
                           SEVERANCE AGREEMENTS

          On August 20, 1996 Severance Agreements in the forms attached hereto were executed by the Company and the following executive officers:

               Donald G. Smith - Chairman, President, Treasurer and Chief
                                 Executive Officer
               415 Canterbury Lane S.W., Roanoke, VA   24014

               Donald R. Higgins - Vice President - Sales
               5014 Hunting Hills Circle S.W., Roanoke, VA   24014

               John E. Morris - Vice President - Finance and Assistant
                                Treasurer
               1783 Laurel Mountain Drive, Salem, VA   24153

               Thomas J. Crawford - Assistant Vice President and Secretary
               1646 Millbridge Rd., Salem, VA   24153



     THIS AGREEMENT ("Agreement") dated as of August 20, 1996, by and between Roanoke Electric Steel Corporation, 102 Westside Boulevard, N.W., Roanoke, Virginia 24017, a Virginia corporation (the "Company"), and ______________________ , _______________________ (the "Executive").
                                (address)

                             WITNESSETH THAT:

     WHEREAS, the Company considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interest of the Company and its shareholders; and

     WHEREAS, the Company recognizes that the possibility of a change in control exists and may exist in the future, and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its shareholders; and

     WHEREAS, the Board of Directors of the Company ("Board") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management to their assigned duties without distraction in the face of the circumstances arising from the possibility of a change in control.

     NOW, THEREFORE, in consideration of the promises and mutual agreements herein contained, the Company and the Executive hereby agree as follows:

     1. The capitalized terms in this Agreement shall have the meanings set forth in the "Definitions Addendum" attached hereto as Exhibit A and incorporated herein by reference.

     2. In order to protect the Executive against the possible consequences of a Change in Control and thereby induce the Executive to continue to serve as ______________________ of the Company and/or in such other office or position to which he may be elected, the Company agrees that if (a) a Change in Control occurs and (b) the Executive leaves the employment of the Company for whatever reason (except because of the Executive's death or Retirement, discharge by the Company for Cause or Disability, or voluntary termination by the Executive other than for Good Reason) within thirty-six (36) months after such Change in Control:

          (A) The Company shall pay the Executive his full salary (whether such salary has been previously been paid by the Company or by any of its subsidiaries) through the Date of Termination at the rate in effect at the time Notice of Termination is given and all other unpaid amounts, if any, to which the Executive is entitled as of the Date of Termination under any Plan or other arrangement of the Company at the time such payments are due;

          (B)  The Company shall pay to the Executive an amount equal to
2.99 multiplied by the Executive's annualized includable compensation for the base period, as defined by Section 280G(d)(1) of the Internal Revenue Code of 1986, as amended, (the"Code") (hereinafter the "Severance Payment"), provided, however, that if any of such payment is or will be subject to the excise tax imposed by Section 4999 of the Code or any similar tax that may hereafter be imposed ("Excise Tax"), such payment shall be reduced to a smaller amount, even to zero, which shall be the largest amount payable under this paragraph that would not be subject, in whole or in part, to the Excise Tax after considering all other payments to the Executive required to be considered under Sections 4999 or 280G of the Code.

     In the event that the Severance Payment is subsequently determined to be less than the amount actually paid hereunder, the Executive shall repay the excess to the Company at the time that the proper amount is finally determined, plus interest on the amount of such repayment at the Applicable Federal Rate. In the event that the Severance Payment is determined to exceed the amount actually paid hereunder, the Company shall pay the Executive such difference, plus interest on the amount of such additional payment at the Applicable Federal Rate at the time that the amount of such difference is finally determined.

          (C) The Company shall also pay to the Executive all legal fees and related expenses incurred by the Executive in connection with this Agreement, including any dispute arising out of this Agreement, whether or not the Executive prevails (including, without limitation, all such fees and expenses, if any, incurred in contesting or disputing any termination or in seeking to obtain or enforce any right or benefit provided by this Agreement).

          (D) The Company shall maintain in full force and effect, for the Executive's continued benefit until the earlier of (a) three years after the Date of Termination; or (b) the Executive's commencement of full-time employment with a new employer, all life insurance, medical, health and accident, and disability plans, programs or arrangements in which the Executive was entitled to participate immediately prior to the Date of Termination, provided that the Executive continued participation is possible under the general terms and provisions of such plans and programs. In the event that the Executive's participation in any such plan or program is barred, the Company shall arrange to provide the Executive with benefits substantially similar to those which the Executive is entitled to receive under such plans and programs.

     3. The Executive's benefits hereunder shall be considered severance pay in consideration of his past service, and pay in consideration of his continued service from the date hereof, and his entitlement thereto shall not be governed by any duty to mitigate his damages by seeking further employment nor offset by any compensation which he may receive from future employment.

     4. The Company shall require any Successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to the Executive, prior to the effectiveness of any such Change in Control, to expressly assent and agree to perform the Company's obligations under this Agreement.

     5. This Agreement shall be binding upon and shall inure to the benefit of the respective successors, assigns, legal representatives and heirs to the parties hereto. If the Executive should die while any amount would still be payable to the Executive hereunder if the Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's beneficiary designated in writing and delivered to the Company, if any, and if none to the Executive's estate.

     6. Any payment or delivery required under this Agreement shall be subject to all requirements of the law with regard to withholding, filing, making of reports and the like, and the Company shall use its best efforts to satisfy promptly all such requirements.

     7. This Agreement shall commence on the date hereof and shall continue in effect through October 31, 2001. Prior to a Change in Control, this Agreement shall terminate if the Executive shall resign voluntarily, Retire, become Disabled, voluntarily take another position requiring a substantial portion of his time, or die. This Agreement shall also terminate if the Executive's employment as an officer of the Company shall have been terminated for any reason by the Board as constituted prior to any Change in Control. Notwithstanding anything in this Agreement to the contrary, this Agreement shall continue in effect for at least a period of thirty-six (36) months beyond the date of a Change in Control, if one shall have occurred during the term of this Agreement.

     8. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, provided that all notices to the Company shall be directed to the attention of the President of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

     9. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this agreement shall be governed by the law of the Commonwealth of Virginia without regard to the state's conflict of law rules.

     10. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     11. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in the City of Roanoke, Virginia, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided however, that the Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement. The Company shall bear all costs and expenses arising in connection with any arbitration proceeding pursuant to this Paragraph.

     IN WITNESS WHEREOF, this Agreement has been executed by the undersigned as of the date and year first above written.


                              ROANOKE ELECTRIC STEEL CORPORATION

                              By    Donald G. Smith

                              Its   Chairman, President, Treasurer and
                                    Chief Executive Officer

Witness:                      EXECUTIVE

Carolyn J. Walker             _________________________________________

Carolyn J. Walker
   Print Name




                                 EXHIBIT A
                                    To
      Agreement between ______________________ (the "Executive") and
                    Roanoke Electric Steel Corporation
                           Dated August 20, 1996

                           Definitions Addendum


          As used in this Agreement, the following capitalized terms have the indicated meanings unless the context clearly requires otherwise:

          (A) "Applicable Federal Rate" has the meaning ascribed to that term in Section 1274(d)(1) of the Internal Revenue Code of 1986, as amended.

          (B)  "Board" means Board of Directors of the Company.

          (C) "Cause" means (i) the willful and continued failure by the Executive to substantially perform his duties hereunder (other than any such failure resulting from his incapacity due to physical or mental illness) after a written demand for substantial performance is delivered to the Executive by the Board (excluding the Executive), which demand specifically identifies the manner in which the Board believes that the Executive has not substantially performed his duties, or (ii) the willful engaging by the Executive in illegal conduct or any conduct which is demonstrably and materially injurious to the Company. Notwithstanding the foregoing, the Executive shall not be deemed to be terminated for Cause unless and until there has been delivered to Executive a copy of a resolution duly adopted by the affirmative vote of not less than 75% of the membership of the Board (excluding the Executive) at a meeting of such Board called and held for such purpose (after a reasonable notice to the Executive and an opportunity for the Executive, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Executive was guilty of conduct set forth above and specifying the particulars thereof in detail.

          (D) "Change in Control" means a change in control of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item 1(a) of the Current Report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"); provided that, without limitation, such a Change in Control shall be deemed to have occurred at such time as (i) any Person is or becomes the "beneficial owner" (as defined in Rule 13d-3 or Rule 13d-5 under the Exchange Act as in effect on January 1, 1996), directly or indirectly, of 20% or more of the combined voting power of the Company's voting securities; (ii) the Incumbent Board ceases for any reason to constitute at least the majority of the Board; provided, however, that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders was approved by a vote of at least 75% of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) shall be, for purposes of this clause (ii), considered as though such person were a member of the Incumbent Board;
(iii) all or substantially all of the assets of the Company are sold, transferred or conveyed if the transferee is not controlled by the Company (control meaning the ownership of more than 50% of the combined voting power of such entity's voting securities); or (iv) the Company is merged or consolidated with another corporation or entity and as a result of such merger or consolidation less than 75% of the outstanding voting securities of the surviving or resulting corporation or entity shall be owned in the aggregate by the former shareholders of the Company. Notwithstanding anything in the foregoing to the contrary, no Change in Control shall be deemed to have occurred for purposes of this Agreement by virtue of any transaction (i) which results in the Executive or a group of Persons which includes the Executive, acquiring, directly or indirectly, 20% or more of the combined voting power of the Company's voting securities; or (ii) which results in the Company, any subsidiary of the Company or any profit-sharing plan, employee stock ownership plan or employee benefit plan of the Company or any of its subsidiaries (or any trustee of or fiduciary with respect to any such plan acting in such capacity) acquiring, directly or indirectly, 20% or more of the combined voting power of the Company's voting securities.

          (E) "Date of Termination" means (i) if the Executive's employment is terminated by the Executive for other than Good Reason, ninety (90) days after Notice of Termination is given, (ii) if the Executive's employment is to be terminated for Disability, thirty (30) days after Notice of Termination is given (provided that in the case of Disability, the Executive shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), (iii) if the Executive's employment is to be terminated for Cause or by the Executive for Good Reason, the date specified in the Notice of Termination,
(iv) the date of the Executive's death, or (v) if the Executive's employment is to be terminated by the Company for any reason other than Cause, the date specified in the Notice of Termination, which in no event shall be a date earlier than ninety (90) days after the date on which such Notice of Termination is given.

          (F) "Disability" means (i) as a result of the Executive's inability due to physical or mental illness, the Executive shall have been absent from the full-time performance of his duties with the Company for six (6) consecutive months, and (ii) within thirty (30) days after Notice of Termination is given the Executive shall not have returned to the full-time performance of his duties.

          (G) "Company" includes any corporation or other entity which is the surviving or continuing entity in respect of any merger, consolidation or form of business combination in which the Company ceases to exist.

          (H) "Federal Funds Rate" means a rate of interest equal to the average of (i) the near closing bid and (ii) offered as quoted in the Wall Street Journal for reserves traded among commercial banks for overnight use in amounts of $1,000,000 or more. Should such rate of interest ever cease to exist, the parties shall mutually agree upon a comparable rate of interest.

          (I)  "Good Reason" means:

               (i) In the event of a Change in Control of the Company, an adverse change in the Executive's status or position(s) with the Company including, without limitation, any material diminution of his duties or responsibilities or the assignment to the Executive of any duties or responsibilities which, in the Executive's reasonable judgment, are inconsistent with such status or position(s);

               (ii) The failure by the Company to obtain from any Successor the assent to this Agreement;

               (iii) In the event of a Change in Control, any purported termination by the Company of the Executive's employment which is not effected pursuant to a Notice of Termination satisfying the requirements of subparagraph (K) below (and, if applicable, subparagraph (B) above); and for purposes of this Agreement, no such purported termination shall be effective;

               (iv) In the event of a Change in Control, the failure by the Company to continue in effect any Plan in which Executive participates at the time of the Change in Control (or Plans providing the Executive with at least substantially similar benefits) other than as a result of the normal expiration of any such Plan in accordance with its terms as in effect at the time of the Change in Control, or the taking of any action, or the failure to act, by the Company which would adversely affect the Executive's continued participation in any of such Plans on at least as favorable a basis as in the case on the date of the Change in Control or which would materially reduce the Executive's benefits in the future under any such Plans or deprive the Executive of any material benefit enjoyed by the Executive at the time of the Change in Control;

               (v) In the event of a Change in Control, the failure by the Company to provide and credit the Executive with a number of paid vacation days to which the Executive would then be entitled in accordance with the Company's normal vacation policy as in effect immediately prior to the Change in Control; or

               (vi) In the event of a Change in Control, the Company requiring the Executive to be based anywhere other than where his office is located immediately prior to the Change in Control.

          (J) "Incumbent Board" means the Board as constituted on the date hereof.

          (K) "Notice of Termination" means a written notice that indicates the specific termination provision of this Agreement relied upon and sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

          (L) "Person" has the meaning ascribed to that term in Sections 3(d)(9) and 13(d)(3) of the Exchange Act.

          (M) "Plan" means any compensation plan such as an incentive, bonus, stock option or restricted stock plan, any pension or profit sharing plan or any welfare benefit plan (including, but not limited to, health, life or disability insurance).

          (N) "Retirement" and "Retire" means the Executive's voluntary termination of employment after the attainment of age sixty-five (65) or the attainment of age fifty-five (55) having worked full time for the Company for a period of ten (10) consecutive employment years.


          (O) "Successor" means any Person that succeeds to, or has the practical ability to control (either immediately or with the passage of time) the Company's business directly, by merger or consolidation, or indirectly by purchase of the Company's voting securities, all or substantially all of its assets or otherwise.


                              ROANOKE ELECTRIC STEEL CORPORATION

                              By    Donald G. Smith

                              Its   Chairman, President, Treasurer and
                                    Chief Executive Officer

Witness:                      EXECUTIVE

Carolyn J. Walker             _________________________________________

Carolyn J. Walker
   Print Name



    * Management contract, or compensatory plan or agreement, required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).

                                     .
                              EXHIBIT NO. 13
                    1996 ANNUAL REPORT TO STOCKHOLDERS



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
P.O. Box 20129
Winston-Salem, North Carolina 27120-0129


CONSENT OF INDEPENDENT AUDITORS


Roanoke Electric Steel Corporation:

We hereby consent to the incorporation by reference in Registration Statement Nos. 33-27359 and 33-35243 on Form S-8 of our report dated November 21, 1996, appearing in and incorporated by reference in this Annual Report on Form 10-K of Roanoke Electric Steel Corporation for the year ended October 31, 1996.

Deloitte & Touche LLP

Winston-Salem, North Carolina
January 21, 1997

Deloitte Touche
Tohmatsu
International



                              EXHIBIT NO. 27
                          FINANCIAL DATA SCHEDULE