Form 10-Q
period 1997-01-31
ROANOKE ELECTRIC STEEL CORP
filed 1997-03-12
CIK 84278

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

        (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 1997

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

                          Yes    x     No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of January 31, 1997.
                        7,492,097 Shares outstanding




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





              PART I - FINANCIAL INFORMATION
               ITEM 1 - FINANCIAL STATEMENTS
            ROANOKE ELECTRIC STEEL CORPORATION

                Consolidated Balance Sheets
                      ASSETS
                                                         (Unaudited)
                                                 January 31,      October 31,
                                                     1997             1996
CURRENT ASSETS
    Cash and cash equivalents                 $    5,014,156   $    1,038,689
    Investments                                    6,214,104        6,059,853
    Accounts receivable                           33,397,350       40,479,798
    Inventories                                   33,699,734       34,314,899
    Prepaid expenses                               1,319,865          651,013
    Deferred income taxes                          1,039,542        1,039,542
         Total current assets                     80,684,751       83,583,794
PROPERTY, PLANT AND EQUIPMENT
    Land                                           4,291,522        4,291,522
    Buildings                                     17,901,975       17,889,855
    Other property and equipment                 124,077,733      123,215,697
    Assets under construction                      1,344,328        1,054,026
         Total                                   147,615,558      146,451,100
    Less--accumulated depreciation                65,550,916       63,216,681
         Property, plant and equipment, net       82,064,642       83,234,419
OTHER ASSETS                                         195,556          197,688
TOTAL                                         $  162,944,949   $  167,015,901

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt         $    4,250,000   $    4,250,000
    Accounts payable                              13,058,975       10,977,510
    Dividends payable                                899,052          904,944
    Employees' taxes withheld                         75,999          284,466
    Accrued profit sharing contribution              794,673        3,911,957
    Accrued wages and expenses                     1,616,340        2,745,159
    Accrued income taxes                           1,554,315          879,569
         Total current liabilities                22,249,354       23,953,605
LONG-TERM DEBT
    Notes payable                                 35,979,167       39,541,666
    Less--current portion                          4,250,000        4,250,000
         Total long-term debt                     31,729,167       35,291,666
POSTRETIREMENT LIABILITIES                           804,832          742,839
DEFERRED INCOME TAXES                             12,777,700       12,594,700
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized
         20,000,000 shares,issued 8,998,040
         shares in 1997 and 8,994,140 in 1996      1,935,646        1,916,796
    Capital in excess of stated value              9,349,429        9,349,429
    Retained earnings                             93,783,666       92,097,683
         Total                                   105,068,741      103,363,908
    Less--treasury stock, 1,505,943 shares in
         1997 and 1,452,943 in 1996--at cost       9,684,845        8,930,817
         Total stockholders' equity               95,383,896       94,433,091
TOTAL                                         $  162,944,949   $  167,015,901

The accompanying notes to consolidated financial statements are an integral part of this statement.





              ROANOKE ELECTRIC STEEL CORPORATION

              Consolidated Statements of Earnings


                                                         (Unaudited)
                                                      Three Months Ended
                                                          January 31,
                                                      1997           1996

SALES                                           $  58,351,734  $  58,429,217

COST OF SALES                                      49,020,924     46,473,918

GROSS EARNINGS                                      9,330,810     11,955,299

OTHER OPERATING EXPENSES
   Administrative                                   3,822,215      3,777,885
   Interest, net                                      466,535        402,262
   Profit sharing                                     744,673      1,238,065
     Total                                          5,033,423      5,418,212

EARNINGS BEFORE INCOME TAXES                        4,297,387      6,537,087

INCOME TAX EXPENSE                                  1,712,713      2,608,674

NET EARNINGS                                    $   2,584,674  $   3,928,413

Weighted average number of common
   shares outstanding                               7,503,026      8,076,484


Net earnings per share of common stock          $        0.34  $        0.49

Cash dividends per share of common stock        $        0.12  $        0.11


The accompanying notes to consolidated financial statements are an integral part of this statement.




                     ROANOKE ELECTRIC STEEL CORPORATION

                   Consolidated Statements of Cash Flows
                                                                           (Unaudited)
                                                                        Three Months Ended
                                                                            January 31,
                                                                        1997           1996




CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                      $   2,584,674  $   3,928,413
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
   Postretirement liabilities                                            61,993         62,062
   Depreciation and amortization                                      2,340,756      1,952,535
   Loss on sale of investments and property, plant and equipment          1,054         35,414
   Deferred income taxes                                                183,000        (28,000)
   Changes in assets and liabilities which provided
     (used) cash, exclusive of changes shown separately               5,330,402      1,006,958
Net cash provided by operating activities                            10,501,879      6,957,382

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                     (1,164,926)    (4,551,316)
  Proceeds from sale of property, plant and equipment                    -               6,000
  (Purchase) sale of investments                                       (159,225)       160,884
  Other                                                                  -             129,914
Net cash used in investing activities                                (1,324,151)    (4,254,518)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                                              -           1,500,000
  Cash dividends                                                       (898,692)      (888,541)
  Increase (decrease) in dividends payable                               (5,892)           440
  Proceeds from exercise of common stock options                         18,850         42,668
  Payment of long-term debt                                          (3,562,499)    (1,874,999)
  Repurchase of common stock                                           (754,028)        -
Net cash used in financing activities                                (5,202,261)    (1,220,432)

NET INCREASE IN CASH AND CASH EQUIVALENTS                             3,975,467      1,482,432

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        1,038,689      6,999,644

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   5,014,156  $   8,482,076

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
 (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
  (Increase) decrease in accounts receivable                      $   7,082,448  $   9,052,186
  (Increase) decrease in inventories                                    615,165     (2,591,313)
  (Increase) decrease in prepaid expenses                              (668,852)      (314,105)
   Increase (decrease) in accounts payable                            2,081,465     (2,113,971)
   Increase (decrease) in employees' taxes withheld                    (208,467)       (20,100)
   Increase (decrease) in accrued profit sharing contribution        (3,117,284)    (3,164,966)
   Increase (decrease) in accrued wages and expenses                 (1,128,819)      (996,815)
   Increase (decrease) in accrued income taxes                          674,746      1,156,042
Total                                                             $   5,330,402  $   1,006,958

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                        $     637,916  $     553,057
  Income taxes                                                    $     854,968  $   1,480,633

The accompanying notes to consolidated financial statements are an integral part of this statement.





                     ROANOKE ELECTRIC STEEL CORPORATION

                 Notes to Consolidated Financial Statements

                              January 31, 1997

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1997 and the results of operations and cash flows for the three months ended January 31, 1997 and 1996.

Note 2. Inventories include the following major classifications:

                                               (Unaudited)
                                       January 31,     October 31,
                                          1997            1996
              Scrap Steel             $  4,171,878   $  5,313,335
              Melt Supplies              2,675,350      2,416,879
              Billets                    7,333,106      7,103,342
              Mill Supplies              2,959,685      3,085,749
              Finished Steel            16,559,715     16,395,594
              Total Inventories       $ 33,699,734   $ 34,314,899







                      INDEPENDENT ACCOUNTANTS' REPORT


DELOITTE & TOUCHE LLP
Suite 1401                                        Telephone: (910) 721-2300
500 West Fifth Street                             Facsimile: (910) 721-2301
Winston-Salem, North Carolina 27152


Board of Directors
   Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of January 31, 1997, and the related consolidated statements of earnings and cash flows for the three-month periods ended January 31, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of October 31, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 21, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP

March 5, 1997


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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                  Comparison of Increases (Decreases)
                                          Three Months Ended
                                              January 31,
                                             1997 and 1996
                                         Amount         Percent
Sales                                  (77,483)          (0.1)
Cost of Sales                         2,547,006           5.5
Administrative Expenses                  44,330           1.2
Interest Expense                         64,273          16.0
Profit Sharing Expense                (493,392)         (39.9)
Earnings before Income Taxes         (2,239,700)        (34.3)
Income Tax Expense                    (895,961)         (34.3)
Net Earnings                         (1,343,739)        (34.2)



Sales for the first quarter were level with last year as sales were negatively affected by declines in both selling prices for all product classes and billet tons shipped, but were favorably impacted by increased merchant bar and fabricated product shipments. The lower selling prices for bar and fabricated products were due to increased competition, within the steel and construction industries, prompting industry-wide price reductions. A slowing in domestic demand by our billet customers caused the decrease in billet shipments, while billet selling prices declined with the downward trend in scrap prices, which normally trigger changes in billet pricing. In spite of the increased competition, merchant bar shipments increased as order levels and backlogs remained high, while shipments of fabricated products improved due to an abnormally severe winter last year which delayed shipments. Cost of sales increased mainly as a result of the increased tons shipped of merchant bar and fabricated products, in spite of the reductions in both the cost of scrap steel, our main raw material, and in billet shipments. Gross profit as a percentage of sales declined from 20. 5% to 16.0%, primarily as a result of the lower selling prices for all product classes, in spite of the lower scrap costs. Both gross profit and net earnings declined due to lower margins, eventhough shipment volume was higher. Administrative expenses increased mainly as a result of higher insurance expenses, travel and selling expenses and computer costs, in spite of decreased executive and other compensation, in accordance with various incentive arrangements based on earnings and production. Administrative expenses, as a percentage of sales, were relatively constant for the periods compared. Interest expense increased as higher average borrowings more than offset lower interest rates and increased capitalized interest and interest income. Profit sharing expense, computed as a percentage of pre-tax income, declined due to decreased earnings. The effective income tax rate was relatively constant for both periods compared.

Working capital decreased $1,194,792 during the period to $58,435,397 mainly as a result of capital expenditures, dividends, debt maturities and repurchases of common stock amounting to $1,164,926, $898,692, $3,562,499 and $754,028, respectively, which exceeded working capital provided from operations. The current ratio of 3.6 to 1 and the quick ratio of 2.0 to 1 both indicate very sound liquidity and a healthy financial condition. In addition, cash and investments increased $4,129,718 during the quarter to $11,228,260. Our $30,000,000 revolver, unused at January 31, 1997, provides the liquidity and capital resources necessary to maintain our competitive position and ensure future growth.

The company last year approved a common stock buy-back plan. Currently, 609,200 shares of 750,000 authorized have been repurchased at a cost of $8,489,977. At January 31, 1997, commitments for the purchase of property, plant and equipment of $2,108,021, and the repurchase of the remaining 140,800 shares will affect future liquidity. Funding for these needs will come from internally generated funds and the use of the revolver mentioned above.

During the quarter, the ratio of debt to equity improved to .71 to 1, and the percentage of long-term debt to total capital decreased from 27.2% to 25.0%, due to current maturities reducing long-term debt by $3,562,499, while stockholders' equity increased as net earnings of $2,584,674 exceeded dividends of $898,692 and common stock repurchases of $754,028.

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially form the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include economic and industry conditions, availability and prices of supplies, prices of steel products, competition, governmental regulations, interest rates, inflation, labor relations, environmental concerns, and others.




                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by Registrant on Form 10-K for fiscal year ended October 31, 1996, as previously filed with the commission.


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

                                        ROANOKE ELECTRIC STEEL CORPORATION
                                                     Registrant



Date March 5, 1997                         Donald G. Smith
                                   Donald G. Smith, Chairman, President,
                                   Treasurer and Chief Executive Officer
                                       (Principal Financial Officer)



Date March 5, 1997                         John E. Morris
                                    John E. Morris, Vice President-Finance
                                            and Assistant Treasurer
                                          (Chief Accounting Officer)




                               EXHIBIT INDEX


Exhibit No.                       Exhibit                          Page


   (27)                  Financial Data Schedule                    13




                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE