Form 10-Q
period 1997-04-30
ROANOKE ELECTRIC STEEL CORP
filed 1997-06-13
CIK 84278

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 FORM 10-Q

       (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 1997

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

                          Yes    x     No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1997.

                       7,501,097 Shares outstanding



                    ROANOKE ELECTRIC STEEL CORPORATION

                                 FORM 10-Q

                                 CONTENTS

                                                                      Page
1. Part I  -  Financial Information                                  3 - 10
   Item 1.    Financial Statements

        a.    Consolidated Balance Sheets                            3
        b.    Consolidated Statements of Earnings                    4
        c.    Consolidated Statements of Cash Flows                  5
        d.    Notes to Consolidated Financial Statements             6 - 7
        e.    Independent Accountants' Report                        8

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations          9 - 10


2. Part II -  Other Information                                      11 - 12
    Item 1.   Legal Proceedings                                      11
    Item 4.   Submission of Matters to a Vote of Security Holders    11
    Item 5.   Other Information                                      11
    Item 6.   Exhibits and Reports on Form 8-K                       12


3. Signatures                                                        13


4. Exhibit Index pursuant to Regulation S-K                          14


5. Exhibits

        a.    By-Laws                                                15
        b.    Financial Data Schedule                                16


                                 PART I - FINANCIAL INFORMATION
                                 ITEM 1 - FINANCIAL STATEMENTS
                               ROANOKE ELECTRIC STEEL CORPORATION

                                   Consolidated Balance Sheets
                                             ASSETS

                                                  (Unaudited)
                                                   April 30,       October 31,
                                                      1997             1996
CURRENT ASSETS
    Cash and cash equivalents                   $   5,787,533   $   1,038,689
    Investments                                     6,439,678       6,059,853
    Accounts receivable                            35,643,594      40,479,798
    Inventories                                    33,154,516      34,314,899
    Prepaid expenses                                1,675,368         651,013
    Deferred income taxes                           1,039,542       1,039,542
         Total current assets                      83,740,231      83,583,794
PROPERTY, PLANT AND EQUIPMENT
    Land                                            4,291,522       4,291,522
    Buildings                                      17,957,386      17,889,855
    Other property and equipment                  125,171,122     123,215,697
    Assets under construction                       2,582,457       1,054,026
         Total                                    150,002,487     146,451,100
    Less--accumulated depreciation                 67,907,895      63,216,681
         Property, plant and equipment, net        82,094,592      83,234,419
OTHER ASSETS                                          193,435         197,688
TOTAL                                           $ 166,028,258   $ 167,015,901

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt           $   4,250,000   $   4,250,000
    Accounts payable                               13,009,747      10,977,510
    Dividends payable                                 900,132         904,944
    Employees' taxes withheld                         221,810         284,466
    Accrued profit sharing contribution             1,879,270       3,911,957
    Accrued wages and expenses                      2,228,468       2,745,159
    Accrued income taxes                              944,806         879,569
         Total current liabilities                 23,434,233      23,953,605
LONG-TERM DEBT
    Notes payable                                  34,916,667      39,541,666
    Less--current portion                           4,250,000       4,250,000
         Total long-term debt                      30,666,667      35,291,666
POSTRETIREMENT LIABILITIES                            866,824         742,839
DEFERRED INCOME TAXES                              13,016,700      12,594,700
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized
      20,000,000 shares, issued 9,007,040
      shares in 1997 and 8,994,140 in 1996          2,036,646       1,916,796
    Capital in excess of stated value               9,349,429       9,349,429
    Retained earnings                              96,342,604      92,097,683
         Total                                    107,728,679     103,363,908
    Less--treasury stock, 1,505,943 shares
     in 1997 and 1,452,943 in 1996 -- at cost       9,684,845       8,930,817
         Total stockholders' equity                98,043,834      94,433,091
TOTAL                                           $ 166,028,258   $ 167,015,901

The accompanying notes to consolidated financial statements are an integral part of this statement.



                                            ROANOKE ELECTRIC STEEL CORPORATION

                                            Consolidated Statements of Earnings

                                                   (Unaudited)                   (Unaudited)
                                                Three Months Ended            Six Months Ended
                                                     April 30,                     April 30,
                                                1997           1996           1997           1996

SALES                                      $  61,299,896  $  58,144,393  $ 119,651,630  $ 116,573,610

COST OF SALES                                 49,448,698     47,080,758     98,469,622     93,554,676

GROSS EARNINGS                                11,851,198     11,063,635     21,182,008     23,018,934


OTHER OPERATING EXPENSES
   Administrative                              4,536,889      4,052,091      8,359,104      7,829,976
   Interest, net                                 423,161        487,156        889,696        889,418
   Profit sharing                              1,134,597        923,924      1,879,270      2,161,989
     Total                                     6,094,647      5,463,171     11,128,070     10,881,383


EARNINGS BEFORE INCOME TAXES                   5,756,551      5,600,464     10,053,938     12,137,551

INCOME TAX EXPENSE                             2,297,481      2,234,710      4,010,194      4,843,384

NET EARNINGS                               $   3,459,070  $   3,365,754  $   6,043,744  $   7,294,167

Weighted average number of common
   shares outstanding                          7,495,215      8,058,050      7,499,185      8,067,368

Net earnings per share of common stock     $        0.47  $        0.41  $        0.81  $        0.90

Cash dividends per share of common stock   $        0.12  $        0.11  $        0.24  $        0.22


The accompanying notes to consolidated financial statements are an integral part of this statement.

                               ROANOKE ELECTRIC STEEL CORPORATION

                              Consolidated Statements of Cash Flows
                                                                              (Unaudited)
                                                                            Six Months Ended
                                                                                April 30,

                                                                         1997              1996


CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                        $  6,043,744   $     7,294,167
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
   Postretirement liabilities                                            123,985           124,124
   Depreciation and amortization                                       4,708,780         3,938,276
   Loss on sale of investments and property, plant and equipment           4,307            24,037
   Deferred income taxes                                                 422,000           (42,000)
   Changes in assets and liabilities which provided
     (used) cash, exclusive of changes shown seperately                4,457,672        (4,405,199)
Net cash provided by operating activities                             15,760,488         6,933,405

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                      (3,557,142)       (9,304,183)
  Proceeds from sale of property, plant and equipment                       -               16,653
  Purchase of investments                                               (391,689)       (2,043,359)
  Other                                                                     -               98,158
Net cash used in investing activities                                 (3,948,831)      (11,232,731)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in notes payable                                                 -          (11,000,000)
  Cash dividends                                                      (1,798,824)       (1,743,835)
  Decrease in dividends payable                                           (4,812)          (32,807)
  Proceeeds from exercise of common stock options                        119,850            60,793
  Payment of long-term debt                                           (4,624,999)      (11,562,499)
  Proceeds from long-term debt                                              -           34,500,000
  Repurchase of common stock                                            (754,028)       (4,412,562)
Net cash provided by (used in) financing activities                   (7,062,813)        5,809,090

NET INCREASE IN CASH AND CASH EQUIVALENTS                              4,748,844         1,509,764

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,038,689         6,999,644

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   5,787,533   $     8,509,408

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
 (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
   (Increase) decrease in accounts receivable                      $   4,836,204   $     7,486,226
   (Increase) decrease in inventories                                  1,160,383        (5,414,095)
   (Increase) decrease in prepaid expenses                            (1,024,355)           (4,145)
   Increase (decrease) in accounts payable                             2,032,237        (3,516,713)
   Increase (decrease) in employees' taxes withheld                      (62,656)           97,563
   Increase (decrease) in accrued profit sharing contribution         (2,032,687)       (2,241,042)
   Increase (decrease) in accrued wages and expenses                    (516,691)         (257,138)
   Increase (decrease) in accrued income taxes                            65,237          (555,855)
Total                                                              $   4,457,672   $    (4,405,199)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                         $   1,244,026   $       882,130
  Income taxes                                                     $   3,522,958   $     5,441,240

The accompanying notes to consolidated financial statements are an integral part of this statement.




                    ROANOKE ELECTRIC STEEL CORPORATION

                Notes to Consolidated Financial Statements

                              April 30, 1997

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1997 and the results of operations for the three months and six months ended April 30, 1997 and 1996 and cash flows for the six months ended April 30, 1997 and 1996.

Note 2. Inventories include the following major classifications:

                                   (Unaudited)
                                     April 30,       October 31,
                                       1997             1996
          Scrap Steel             $  3,758,962     $  5,313,335
          Melt Supplies              1,846,503        2,416,879
          Billets                    5,752,832        7,103,342
          Mill Supplies              3,056,774        3,085,749
          Finished Steel            18,739,445       16,395,594
          Total Inventories       $ 33,154,516     $ 34,314,899




Note 3. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995. This statement adopts a "fair value based method" of accounting for employee stock option plans or similar stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service or vesting period. The statement does allow entities to continue to measure compensation using the "intrinsic value based method" of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), provided that they make pro forma disclosures on net income and earnings per common share as if the fair value based method of accounting had been applied. The Company has elected to continue to follow APB No. 25.


Note 4. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which changes the method of calculating earnings per share. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 31, 1997, and early adoption is not permitted. The pro forma basic earnings per share and diluted earnings per share calculated in accordance with SFAS No. 128 are as follows:


                          (Unaudited)        (Unaudited)
                         Three Months         Six Months
                             Ended              Ended
                           April 30,          April 30,
                         1997     1996      1997     1996
Pro forma basic
 earnings per share    $ 0.47   $ 0.41    $ 0.81   $ 0.90

Pro forma diluted
 earnings per share    $ 0.46   $ 0.41    $ 0.80   $ 0.90




                      INDEPENDENT ACCOUNTANTS' REPORT


DELOITTE & TOUCHE LLP
Suite 1401                              Telephone: (910) 721-2300
500 West Fifth Street                   Facsimile: (910) 721-2301
Winston-Salem, North Carolina 27152


Board of Directors
   Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of April 30, 1997, and the related consolidated statements of earnings and cash flows for the three-month and six-month periods ended April 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

June 2, 1997


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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                      Comparison of Increases (Decreases)
                                   Three Months Ended       Six Months Ended
                                      April 30,                April 30,
                                    1997 and 1996            1997 and 1996
                                   Amount   Percent         Amount   Percent
Sales                             3,155,503    5.4         3,078,020    2.6
Cost of Sales                     2,367,940    5.0         4,914,946    5.3
Administrative Expenses             484,798   12.0           529,128    6.8
Interest Expense                   (63,995)  (13.1)              278    0.0
Profit Sharing Expense              210,673   22.8         (282,719)  (13.1)
Earnings before Income Taxes        156,087    2.8       (2,083,613)  (17.2)
Income Tax Expense                   62,771    2.8         (833,190)  (17.2)
Net Earnings                         93,316    2.8       (1,250,423)  (17.1)


Sales increased for the six months compared as a result of increases in tons shipped of both merchant bar and fabricated products, even though selling prices declined for all product classes while billet shipments were flat. The increase in sales for the three months compared was due mainly to increased tons shipped for all product classes and improved selling prices for bar products, in spite of reduced selling prices for fabricated products and billets. Merchant bar shipments increased during both periods compared as competition began to ease during the quarter and order levels and backlogs increased. In spite of the competitive conditions in the construction industry, fabricated product shipments improved as a result of a severe winter last year which delayed shipments during both periods. Selling prices for bar products improved for the quarter with more favorable competitive conditions and demand, which prompted industry-wide price increases, but coming too late to offset earlier price reductions resulting in the slight drop in six month comparable prices. The higher billet shipments for the quarter were due to improved domestic demand. Billet selling prices declined in both periods with the downward trend in scrap prices, which normally trigger changes in billet pricing. The lower selling prices for fabricated products were due to the increased competition. Cost of sales increased for both the six month and three month periods compared primarily due to the increased tons shipped of merchant bar and fabricated products, in spite of a drop in the cost of scrap steel, our main raw material. The increased three month billet shipments also contributed to the higher costs for the quarter. Gross profit as a percentage of sales declined from 19.7% to 17.7% for the six months compared due mainly to the lower selling prices for all product classes, in spite of the lower scrap prices. Gross profit as a percentage of sales increased from 19.0% to 19.3% for the three months compared primarily as a result of the higher selling prices for mill products, the increased production levels for merchant bar and fabricated products which reduced unit costs for fixed expenses, and the lower scrap costs, which more than offset the lower selling prices for fabricated products and billets. Both gross profit and net earnings declined for the six months compared, due mainly to the reduced margins in spite of the improved shipment levels. For the three months compared, the increase in gross profit margins for mill products at the higher shipment levels was the primary reason for the increase in both gross profit and net earnings. Administrative expenses increased in both periods compared mainly as a result of higher insurance expenses. Executive and other compensation increased for the quarter, but decreased for the six months compared, in accordance with various incentive arrangements based on earnings and production. Administrative expenses, as a percentage of sales, were relatively constant for the periods compared. Interest expense was flat for the six months compared as lower interest rates and increased capitalized interest and interest income offset higher average borrowings. Interest expense decreased for the three months compared due to the reduction in interest rates and average borrowings, which more than offset the decrease in capitalized interest and interest income. Profit sharing expense, computed as a percentage of pre-tax income, declined for the six months as a result of lower earnings and increased for the three months due to improved earnings. The effective income tax rate was relatively constant for both periods compared.

Working capital increased $675,809 during the period to $60,305,998 mainly as a result of working capital provided from operations exceeding capital expenditures, dividends, debt maturities and repurchases of common stock amounting to $3,557,142, $1,798,824, $4,624,999 and $754,028, respectively.
The current ratio of 3.6 to 1 and the quick ratio of 2.0 to 1 both indicate very sound liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments increased $5,128,669 during the period to $12,227,211. Our $30,000,000 revolver, unused at April 30, 1997, provides the liquidity and capital resources necessary to maintain our competitive position and ensure future growth.

The Company last year approved a common stock buy-back plan. Currently, 609,200 shares of 750,000 authorized have been repurchased at a cost of $8,489,977. At April 30, 1997, commitments for the purchase of property, plant and equipment of $1,636,158, and the repurchase of the remaining 140,800 shares will affect future liquidity. Funding for these needs will come from internally generated funds and the use of the revolver mentioned above.

During the first half of the year, the ratio of debt to equity improved to
 .69 to 1, and the percentage of long-term debt to total capital decreased from 27.2% to 23.8%, due to current maturities reducing long-term debt by $4,624,999, while stockholders' equity increased as net earnings of $6,043,744 exceeded dividends of $1,798,824 and common stock repurchases of $754,028.

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


                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by Registrant on Form 10-K for fiscal year ended October 31, 1996 and Form 10-Q for the quarter ended January 31, 1997, as previously filed with the commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On February 18, 1997, the Annual Meeting of Shareholders was held and the following persons were elected as Class A directors of the Registrant, with terms expiring in 2000:

                                                   Authority      Not
                 Director                  For      Withheld     Voted
           George B. Cartledge, Jr.     6,672,482    8,084      822,631
           Thomas L. Robertson          6,671,569    8,997      822,631
           Donald G. Smith              6,672,986    7,580      822,631

        The following persons continued to serve as Class B and Class C directors of the Registrant after the annual meeting:

             Class B directors, with terms expiring in 1998
             Frank A. Boxley
             T.A. Carter
             William L. Neal

             Class C directors, with terms expiring in 1999
             Charles I. Lunsford, II
             Paul E. Torgersen
             John D. Wilson


ITEM 5. OTHER INFORMATION.

        On April 15, 1997, the Board of Directors of the Registrant adopted an Amendment to the Corporations' By-Laws that increased the current number of directors to ten. The Board appointment to fill this newly created vacancy will serve as a Class B director until the 1998 Annual Meeting of Shareholders.



                       PART II - OTHER INFORMATION
                                 (con'd.)


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits.

            (3)(b)   By-Laws

            (27)     Financial Data Schedule

     b. Reports on Form 8-K.

        No reports on Form 8-K have been filed during the quarter for which this report is filed.

Items 2 and 3 are omitted because the information required by these items is not applicable.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ROANOKE ELECTRIC STEEL CORPORATION
                                           Registrant



Date  June 2,1997                      Donald G. Smith
                              Donald G. Smith, Chairman, President,
                              Treasurer and Chief Executive Officer
                                   (Principal Financial Officer)



Date  June 2, 1997                     John E. Morris
                              John E. Morris, Vice President-Finance
                                       and Assistant Treasurer
                                     (Chief Accounting Officer)


                               EXHIBIT INDEX


Exhibit No.                   Exhibit                           Page

  (3)(b)                      By-Laws                            15

  (27)                        Financial Data Schedule            16



                             EXHIBIT NO. 3 (b)

                                  BY-LAWS




                              EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE