Form 10-Q
period 1997-07-31
ROANOKE ELECTRIC STEEL CORP
filed 1997-09-11
CIK 84278

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

        (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 1997

                                     OR

      (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to________________


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

                          Yes    x     No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1997.

                        7,454,097 Shares outstanding



                     ROANOKE ELECTRIC STEEL CORPORATION

                                 FORM 10-Q

                                  CONTENTS

                                                                        Page
1. Part I           -  Financial Information                            3 - 10
   Item 1.             Financial Statements:

        a.    Consolidated Balance Sheets                               3
        b.    Consolidated Statements of Earnings                       4
        c.    Consolidated Statements of Cash Flows                     5
        d.    Notes to Consolidated Financial Statements                6 - 7
        e.    Independent Accountants' Report                           8


   Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations           9 -10


2. Part II          - Other Information                                  11
   Item 1.            Legal Proceedings                                  11
   Item 6.            Exhibits and Reports on Form 8-K                   11


3. Signatures                                                            12


4. Exhibit Index pursuant to Regulation S-K                              13


5. Exhibits

     a.   Financial Data Schedule                                        14





                                    PART I - FINANCIAL INFORMATION
                                    ITEM 1 - FINANCIAL STATEMENTS
                                  ROANOKE ELECTRIC STEEL CORPORATION

                                     Consolidated Balance Sheets
                                               ASSETS
                                                                    (Unaudited)
                                                                      July 31,         October 31,
                                                                        1997              1996

CURRENT ASSETS
    Cash and cash equivalents                                    $     3,634,079    $     1,038,689
    Investments                                                        8,194,577          6,059,853
    Accounts receivable                                               38,208,538         40,479,798
    Inventories                                                       34,966,435         34,314,899
    Prepaid expenses                                                   2,030,551            651,013
    Deferred income taxes                                              1,039,542          1,039,542
         Total current assets                                         88,073,722         83,583,794
PROPERTY, PLANT AND EQUIPMENT
    Land                                                               4,325,872          4,291,522
    Buildings                                                         18,631,458         17,889,855
    Other property and equipment                                     126,369,235        123,215,697
    Assets under construction                                          2,811,700          1,054,026
         Total                                                       152,138,265        146,451,100
    Less--accumulated depreciation                                    70,279,154         63,216,681
         Property, plant and equipment, net                           81,859,111         83,234,419
OTHER ASSETS                                                             191,314            197,688
TOTAL ASSETS                                                     $   170,124,147    $   167,015,901

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                            $     4,250,000    $     4,250,000
    Accounts payable                                                  14,097,203         10,977,510
    Dividends payable                                                    969,032            904,944
    Employees' taxes withheld                                            103,378            284,466
    Accrued profit sharing contribution                                3,221,345          3,911,957
    Accrued wages and expenses                                         2,201,406          2,745,159
    Accrued income taxes                                                 892,496            879,569
         Total current liabilities                                    25,734,860         23,953,605
LONG-TERM DEBT
    Notes payable                                                     33,854,166         39,541,666
    Less--current portion                                              4,250,000          4,250,000
         Total long-term debt                                         29,604,166         35,291,666
POSTRETIREMENT LIABILITIES                                               928,817            742,839
DEFERRED INCOME TAXES                                                 13,258,700         12,594,700
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized 20,000,000 shares,
         issued 9,010,040 shares in 1997 and 8,994,140 in 1996         2,078,646          1,916,796
    Capital in excess of stated value                                  9,349,429          9,349,429
    Retained earnings                                                 99,673,124         92,097,683
         Total                                                       111,101,199        103,363,908
    Less--treasury stock, 1,555,943 shares in 1997 and
         1,452,943 in 1996 -- at cost                                 10,503,595          8,930,817
         Total stockholders' equity                                  100,597,604         94,433,091
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   170,124,147    $   167,015,901

The accompanying notes to consolidated financial statements are integral part of this statement.



                                             ROANOKE ELECTRIC STEEL CORPORATION

                                             Consolidated Statements of Earnings


                                                    (Unaudited)                       (Unaudited)
                                                 Three Months Ended                Nine Months Ended
                                                       July 31,                         July 31,
                                                 1997            1996             1997            1996

SALES                                     $   68,768,769  $   61,532,232   $  188,420,399  $  178,105,842

COST OF SALES                                 55,187,551      51,531,067      153,657,173     145,085,743

GROSS EARNINGS                                13,581,218      10,001,165       34,763,226      33,020,099


OTHER OPERATING EXPENSES
   Administrative                              4,586,175       4,085,174       12,945,279      11,915,150
   Interest, net                                 396,639         142,439        1,286,335       1,031,857
   Profit sharing                              1,441,043         858,218        3,320,313       3,020,207
     Total                                     6,423,857       5,085,831       17,551,927      15,967,214

EARNINGS BEFORE INCOME TAXES                   7,157,361       4,915,334       17,211,299      17,052,885

INCOME TAX EXPENSE                             2,857,809       1,961,042        6,868,003       6,804,426

NET EARNINGS                              $    4,299,552  $    2,954,292   $   10,343,296  $   10,248,459

Weighted average number of
     common shares outstanding                 7,486,456       7,744,451        7,494,896       7,958,944

Net earnings per share of common stock    $         0.57  $         0.39   $         1.38  $         1.29

Cash dividends per share of common stock  $         0.13  $         0.11   $         0.37  $         0.33



The accompanying notes to consolidated financial statements are an integral part of this statement.




                                       ROANOKE ELECTRIC STEEL CORPORATION

                                      Consolidated Statements of Cash Flows

                                                                                        (Unaudited)
                                                                                      Nine Months Ended
                                                                                           July 31,
                                                                                   1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                               $    10,343,296   $    10,248,459
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Postretirement liabilities                                                    185,978           186,186
     Depreciation and amortization                                               7,099,106         6,045,294
     (Gain) loss on sale of investments and property, plant and equipment            4,207           (15,206)
     Deferred income taxes                                                         664,000           524,000
     Changes in assets and liabilities which provided
       (used) cash, exclusive of changes shown separately                        1,957,353        (2,741,592)
Net cash provided by operating activities                                       20,253,940        14,247,141

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                                (5,704,791)      (16,493,470)
  Proceeds from sale of property, plant and equipment                                  100            58,253
  Purchase of investments                                                       (2,151,663)       (2,166,988)
  Other                                                                            -                 142,239
Net cash used in investing activities                                           (7,856,354)      (18,459,966)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in notes payable                                                        -             (11,000,000)
  Cash dividends                                                                (2,767,856)       (2,591,401)
  Increase (decrease) in dividends payable                                          64,088           (40,535)
  Proceeds from exercise of common stock options                                   161,850           167,668
  Payment of long-term debt                                                     (5,687,500)      (12,624,999)
  Proceeds from long-term debt                                                     -              34,500,000
  Repurchase of common stock                                                    (1,572,778)       (5,645,568)
Net cash provided by (used in) financing activities                             (9,802,196)        2,765,165

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,595,390        (1,447,660)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,038,689         6,999,644

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     3,634,079   $     5,551,984

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     (Increase) decrease in accounts receivable                            $     2,271,260   $     2,698,559
     (Increase) decrease in inventories                                           (651,536)       (2,474,047)
     (Increase) decrease in prepaid expenses                                    (1,379,538)         (716,559)
     Increase (decrease) in accounts payable                                     3,119,693           364,811
     Increase (decrease) in employees' taxes withheld                             (181,088)           39,124
     Increase (decrease) in accrued profit sharing contribution                   (690,612)       (1,550,826)
     Increase (decrease) in accrued wages and expenses                            (543,753)           39,359
     Increase (decrease) in accrued income taxes                                    12,927        (1,142,013)
Total                                                                      $     1,957,353   $    (2,741,592)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                                 $     1,805,026   $     1,259,748
  Income taxes                                                             $     6,191,077   $     7,422,440

The accompanying notes to consolidated financial statements are an integral part of this statement.




                     ROANOKE ELECTRIC STEEL CORPORATION

                 Notes to Consolidated Financial Statements

                               July 31, 1997

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 1997 and the results of operations for the three months and nine months ended July 31, 1997 and 1996 and cash flows for the nine months ended July 31, 1997 and 1996.

Note 2.  Inventories include the following major classifications:

                                         (Unaudited)
                                           July 31,        October 31,
                                             1997             1996
                Scrap Steel             $  5,687,744     $  5,313,335
                Melt Supplies              2,268,949        2,416,879
                Billets                    6,818,251        7,103,342
                Mill Supplies              3,306,850        3,085,749
                Finished Steel            16,884,641       16,395,594
                Total Inventories       $ 34,966,435     $ 34,314,899



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



                             (Unaudited)         (Unaudited)
                             Three Months        Nine Months
                                Ended               Ended
                               July 31,            July 31,
                            1997    1996        1997    1996
Pro forma basic
   earnings per share     $ 0.57  $ 0.39      $ 1.38  $ 1.29

Pro forma diluted
   earnings per share     $ 0.57  $ 0.38      $ 1.37  $ 1.28



DELOITTE & TOUCHE LLP
Suite 1401                                  Telephone:  (910)  721-2300
500 West Fifth Street                       Facsimile:  (910)  721-2301
Winston-Salem, North Carolina 27152


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
  Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of July 31, 1997, the related consolidated statements of earnings for the three-month and nine-month periods ended July 31, 1997 and 1996, and the related consolidated statements of cash flows for the nine month periods ended July 31, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

September 3, 1997

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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                      Comparison of Increases (Decreases)
                                   Three Months Ended      Nine Months Ended
                                       July 31,                 July 31,
                                     1997 and 1996           1997 and 1996
                                    Amount   Percent        Amount   Percent
Sales                              7,236,537    11.8      10,314,557     5.8
Cost of Sales                      3,656,484     7.1       8,571,430     5.9
Administrative Expenses              501,001    12.3       1,030,129     8.6
Interest Expense                     254,200   178.5         254,478    24.7
Profit Sharing Expense               582,825    67.9         300,106     9.9
Earnings before Income Taxes       2,242,027    45.6         158,414     0.9
Income Tax Expense                   896,767    45.7          63,577     0.9
Net Earnings                       1,345,260    45.5          94,837     0.9


The significant increase in sales for both periods compared resulted, primarily, from increased tons shipped of both merchant bar products and billets, together with improved selling prices for bar products, even though billet prices declined slightly. Fabricated product selling prices favorably impacted the three month period, but negatively affected the nine month period. Shipments of fabricated products declined slightly for the quarter, while remaining flat for the nine months. Merchant bar shipments increased during both periods compared as competition continued to ease, while order levels and backlogs remained high. Improved domestic demand resulted in the higher billet shipments for both periods. Selling prices for bar products improved during both periods with more favorable competitive conditions and demand, which prompted industry-wide price increases. Billet selling prices declined in both periods with the downward trend in scrap prices, which normally trigger changes in billet pricing. Fabricated product selling prices increased for the quarter, influenced mainly by higher raw material costs, but came too late to offset earlier price reductions resulting in the slight drop in nine month comparable prices. Competitive conditions in the construction industry caused the drop in fabricated product shipments for the three months compared. Cost of sales increased for both the nine month and three month periods compared primarily due to the increased tons shipped of merchant bar products and billets. Gross profit as a percentage of sales declined from 18.5% to 18.4% for the nine months compared as a result of the lower selling prices for both fabricated products and billets, which more than offset the improved bar prices. Gross profit as a percentage of sales increased from 16.3% to 19.7% for the three months compared due mainly to the higher selling prices for both mill and fabricated products and increased raw steel and merchant bar production levels which reduced unit costs for fixed expenses, which more than offset lower billet prices. For both periods compared, the increase in gross profit margins for mill products at the higher shipment levels was the primary reason for the increase in both gross profit and net earnings. Administrative expenses increased in both periods compared mainly as a result of increased executive and other compensation, in accordance with various incentive arrangements based on earnings and production, and higher insurance expenses. Administrative expenses, as a percentage of sales, were relatively constant for the periods compared. Interest expense increased in both periods compared as higher interest rates and reduced capitalized interest and interest income more than offset the lower average borrowings. Profit sharing expense, computed as a percentage of pre-tax income, increased in both periods compared as a result of the improvements in earnings. The effective income tax rate was relatively constant for both periods compared.

Working capital increased $2,708,673 during the period to $62,338,862 mainly as a result of working capital provided from operations exceeding capital expenditures, dividends, debt maturities and repurchases of common stock amounting to $5,704,791, $2,767,856, $5,687,500 and $1,572,778,
respectively. The current ratio of 3.4 to 1 and the quick ratio of 1.9 to 1 both indicate very sound liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments increased $4,730,114 during the period to $11,828,656. Our $30,000,000 revolver, unused at July 31, 1997, provides the liquidity and capital resources necessary to maintain our competitive position and ensure future growth.

The Company last year approved a common stock buy-back plan. Currently, 659,200 shares of the 750,000 authorized have been repurchased at a cost of $9,308,727. At July 31, 1997, commitments for the purchase of property, plant and equipment of $876,334, and the repurchase of the remaining 90,800 shares will affect future liquidity. Funding for these needs will come from internally generated funds and the use of the revolver mentioned above.

During the period, the ratio of debt to equity improved to .69 to 1, and the percentage of long-term debt to total capital decreased from 27.2% to 22.7%, due to current maturities reducing long-term debt by $5,687,500, while stockholders' equity increased as net earnings of $10,343,296 exceeded dividends of $2,767,856 and common stock repurchases of $1,572,778.

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


                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by Registrant on Form 10-K for fiscal year ended October 31, 1996 and Forms 10-Q for the quarters ended January 31, 1997 and April 30, 1997, as previously filed with the commission.

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

                                        ROANOKE ELECTRIC STEEL CORPORATION
                                                     Registrant



Date August 29, 1997                        Donald G. Smith
                                  Donald G. Smith, Chairman, President,
                                  Treasurer and Chief Executive Officer
                                       (Principal Financial Officer)



Date August 29, 1997                        John E. Morris
                                  John E. Morris, Vice President-Finance
                                          and Assistant Treasurer
                                        (Chief Accounting Officer)




                               EXHIBIT INDEX


Exhibit No.                        Exhibit                       Page

  (27)                     Financial Data Schedule               14



                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE