Form 10-K
period 1997-10-31
ROANOKE ELECTRIC STEEL CORP
filed 1998-01-28
CIK 84278

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 FORM 10-K

         (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended October 31, 1997

                                    OR

      (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________


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


State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.

     Aggregate market value at December 31, 1997:      $187,468,036

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 1997.

                       7,474,147    Shares outstanding

Portions of the following documents are incorporated by reference:

     (1) 1997 Annual Report to Stockholders in Part II.

     (2) Proxy Statement dated December 29, 1997 in Part III.



                                  PART I

ITEM 1.  BUSINESS
     (a) General Development of Business.
          During the fiscal year ended October 31, 1997, the Registrant continued for the most part to operate its business as it has the past four years by manufacturing merchant steel bar products, fabricating open-web steel joists and concrete reinforcing steel, and extracting scrap steel and other materials from junked automobiles. Roanoke Technical Treatment & Services, Inc., a Roanoke, Virginia subsidiary, was formed in 1990 to license a process for the treatment of electric arc furnace dust, and currently is uncertain as to a specific time for start-up. During fiscal year 1994, the Registrant's auto shredding subsidiary, Shredded Products Corporation, completed construction of a modern facility in Rocky Mount, Virginia, and in November 1994 began operations at this locality, at a total investment in excess of $8,000,000 for plant and equipment. This facility, with its own landfill, is providing considerable savings in waste disposal costs. In addition, cost savings and better metal recoveries are being achieved through the use of the more technologically advanced
equipment.   During the later part of 1996, the Registrant, at its main plant, completed the installation of a new ladle refining furnace and the upgrade of an electric arc furnace, for approximately $17,000,000. With this new state-of-the-art equipment in operation, the Registrant has increased raw steel production, improved quality, reduced production costs and improved operating efficiencies. Also in 1996, the Registrant closed on an unsecured $60,000,000 credit facility with a syndicate of lenders. The facility was comprised of a $30,000,000 ten-year term loan and a $30,000,000 five-year revolver. The term loan was used to purchase additional equipment and refinance debt at much lower interest rates. The revolver replaced lines of credit that were not legally binding. This restructuring of debt provided the Registrant with the capital resources necessary to maintain its competitive position and ensure future growth.
In January 1996, Socar, Inc. , a South Carolina subsidiary, sold its long-time idle plant in Bucyrus, Ohio to the unaffiliated manufacturer who had been leasing the facility for several years under a lease-purchase agreement, for a final settlement price of $130,000. The other subsidiaries of the Registrant, John W. Hancock, Jr., Inc. and RESCO Steel Products Corporation, have had no material changes in operations or in the mode of conducting their business for the past five years. John W. Hancock, Jr. founded both the Hancock joist subsidiary and its parent, Roanoke Electric Steel Corporation, and served on the Registrant's Board of Directors as Chairman of the Executive Committee until his death in March 1994. The Registrant currently anticipates no material changes in operations during the next fiscal year unless there are unforeseen changes in market conditions and profitability.



                                   PART I
                                 (con'd.)

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


           FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
                    AND CLASSES OF PRODUCTS OR SERVICES

                                      1997         1996         1995
Sales to Unaffiliated Customers:

Merchant Steel                   $113,588,649   $104,180,746   $103,531,770

Bar Joists & Rebar               $115,017,371   $112,572,549   $110,370,872

Billets                           $36,502,619    $29,533,357    $46,065,882

                                 $265,108,639   $246,286,652   $259,968,524

Net Earnings from Operations      $16,883,068    $15,414,834    $20,228,902

Identifiable Assets               $176,860,219  $167,015,901   $157,774,658


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



                                  PART I
                                 (con'd.)

           Two other subsidiaries, John W. Hancock, Jr., Inc. and Socar, Inc., are engaged in the manufacturing of long- and short-span steel joists. Joists are open-web steel horizontal supports for floors and roofs, used primarily in the construction of commercial and industrial buildings such as shopping centers, factories, warehouses, hospitals, schools, office buildings, nursing homes, and the like. Joists are cheaper and lighter than structural steel or reinforced concrete. The joists are distributed by these subsidiaries to their customers from orders solicited by manufacturer's representatives and pursuant to successful bids placed directly by the companies.
           The Registrant's subsidiary, RESCO Steel Products Corporation, fabricates concrete reinforcing steel by cutting and bending rebars to contractors' specifications. The rebars are distributed to contractors from orders solicited by a paid sales staff and pursuant to successful bids placed directly by the subsidiary.
          (ii) The Registrant has not recently introduced a new product or begun to do business in a new industry segment that will require the investment of a material amount of assets or that otherwise is material.
          (iii) The Registrant's main raw material, scrap steel, is supplied for the most part by scrap dealers within a 250 mile radius of the mill. It is purchased through the David J. Joseph Company who are scrap brokers. The Shredded Products subsidiary supplies 10,000 to 15,000 tons of scrap per month. Although scrap is generally available to the Registrant, the price of scrap steel is highly responsive to changes in demand, including demand in foreign countries as well as in the United States. The ability to maintain satisfactory profit margins in times when scrap is relatively high priced is dependent upon the levels of steel prices, which are determined by market forces. Alloys and other materials needed for the melting process are provided by various domestic and foreign companies.
           Shredded Products Corporation often experiences difficulty in purchasing scrap automobiles at a satisfactory level. Competition from an increasing number of shredding operations and reluctance by dealers to sell scrap automobiles due to market conditions are the main causes. High offering prices generally increase the supply; however, the increased cost to produce sometimes is very competitive with the price of similar scrap that can be purchased on the outside.
           Substantially all of John W. Hancock, Jr., Inc.'s steel components are purchased from the Parent, which is located conveniently nearby and, therefore such components are generally available to the Company as needed.
     RESCO Steel Products Corporation purchases most of its steel components from suppliers within its market area, determined mainly by freight cost. Such components would be generally available to the Company, since the Parent could produce and supply this raw material, as needed.



                                  PART I
                                 (con'd.)

           Socar, Inc. receives most of its raw steel material from the Parent and other nearby suppliers, the determinant usually being freight cost. The availability of raw materials is not of major concern to the Company, since the Parent could supply most of its needs.
          (iv) The Registrant currently holds no patents, trade marks, licenses, franchises or concessions that are material to its business operations.
          (v)  The business of the Registrant is not seasonal.
          (vi) The Registrant does not offer extended payment terms to its customers nor is it normally required to carry significant amounts of inventory to meet rapid delivery requirements of customers; although, at times market conditions have required the stockpiling of popular bar products for rapid delivery. Working capital practices generally remain constant during the course of business except when the Registrant determines it to be advantageous to stockpile raw materials due to price considerations.
          (vii) During fiscal year 1997, sales (tons) by the Registrant to John W. Hancock, Jr., Inc.,
Socar, Inc. and RESCO Steel Products Corporation, wholly-owned subsidiaries, were approximately 11%, 7% and less than 1% of the Registrant's total sales (tons), respectively. The largest nonaffiliated customer purchased approximately 23% of total sales (tons) ---12% of total sales (dollars). Alternative marketing and production arrangements were available to the Registrant, so that the loss of this nonaffiliate would not have had a materially adverse effect on the Registrant and its subsidiaries taken as a whole.
          (viii) The Registrant is of the opinion that the amount of its backlog is not generally material to an understanding of the business. All backlog is shipped within the current fiscal year.
          (ix) None of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.
          (x) The Registrant competes with steel-producing mills of similar size operative within its market region and also larger mills producing similar products. The market region in which the Registrant sells its products consists of the majority of states east of the Mississippi River. Price, including transportation cost, is the major determinant in securing business. Economic recession began to intensify competition during 1990, as selling prices dropped due to a softening in demand. This trend continued through most of 1991 with sharp declines in selling prices due to poor demand and excess inventories and capacity at most mills, although by year-end prices rose slightly. In comparison to the 1991 recession lows, order rates in 1992 showed some improvement while selling prices remained flat. In 1993, market conditions and demand improved significantly, while industry-wide selling prices increased to offset higher raw material costs. Demand in 1994 was fueled by continued improvement in business conditions and economic growth, with higher raw material costs again forcing selling prices upward, although some of the



                                   PART I
                                 (con'd.)

increased selling prices were demand driven. Even though market conditions and backlogs remained strong for much of 1995, shipments were flat due to customers' inventory reductions, while improved selling prices were attributable to higher raw material costs and rising demand, although by year-end prices fell slightly. Demand and backlogs continued high through 1996, allowing for increased bar product shipments, in spite of increased competition, which forced sharp reductions in selling prices throughout the industry. As competition eased during 1997, bar product shipments increased with higher demand, causing improvements in order levels, backlogs and prices.
     The joist business is highly competitive. Due to similarity of product, relatively small price differences are often determinative in placing business. Ability to meet the customer's time requirements for delivery also is important in securing business. Competing successfully becomes more difficult with the distance to point of delivery due to transportation costs. In 1990, selling prices and order rates declined as a result of a weakened construction industry, causing increased competition. The severely depressed activity in the construction industry, due to overbuilding, again in 1991 resulted in drastic declines in selling prices and demand. In spite of depressed conditions, 1992 brought improved shipments due mainly to successful job bidding; however, in order to book a higher percentage of quotations, selling prices consequently suffered. Again in 1993, successful job bidding resulted in improved shipment levels, while higher raw material costs pushed selling prices upward, even though the construction industry remained depressed and highly competitive. In 1994, an easing of competitive conditions within the construction industry led to increased shipment levels, while selling prices were again forced upward by higher raw material costs. Reduced competition and increased activity in 1995 again led to higher shipment levels within the construction industry, as demand and increased raw material costs forced selling prices higher. Generally strong business conditions within the commercial construction industry continued during 1996 to bring improvements to selling prices for fabricated products, while shipment levels were relatively flat, as weather related construction delays offset otherwise strong demand. Even though market conditions continued to be favorable during 1997, competition within the industry forced lower selling prices for fabricated products, and also kept shipment levels flat.
     Billets are semi-finished products used by the Registrant in its rolling mill process to manufacture various merchant bar products. With the addition of new casting equipment in recent years, the Registrant has anticipated a growing billet market of nonaffiliated customers who further fabricate the billets for various end uses. Competition within the industry caused a drop in selling prices in 1990, with demand slowing. In 1991, selling prices trended further downward, while order rates fell due to the sagging economy. Billet sales improved significantly in 1992 as a result of increased domestic demand and entry into the much more



                                   PART I
                                 (con'd.)

competitive export markets, although selling prices still continued to slump. Again in 1993, increased export business and improved domestic demand resulted in significantly higher billet shipments. Selling prices also rose in reaction to higher scrap steel costs. Shipments of billets declined slightly in 1994 due to a lack of export shipments, although domestic shipments improved significantly. While the export markets were much more competitive, domestic demand improved dramatically. Higher billet prices were also driven by higher scrap steel costs, but the increased domestic billet shipments, which bring a higher price, also contributed. Improved market conditions and increased domestic demand resulted in improved 1995 billet shipments, as export markets remained highly competitive. Higher scrap steel costs and improved product mix together caused billet selling prices to climb. A planned melt shop shutdown during 1996 to install a new ladle furnace and upgrade an electric arc furnace was unexpectedly prolonged due to problems with construction and installation, resulting in a sharp decline in billet production and causing a significant reduction in billet shipments for the year, while the highly competitive export market remained in effect. Billet selling prices declined with a downward trend in scrap prices. Increased billet shipments for 1997 resulted both from increased production, which hampered shipments last year, and improved domestic demand, as export markets remained very competitive. Lower scrap prices continued to keep billet prices down.
          (xi) During the last three fiscal years, the Registrant was not involved in any material research and development activities.
          (xii) The United States Environmental Protection Agency (EPA) has notified the Registrant and the County of Roanoke (County) of their potential liability and responsibility for costs of response to materials at a County-owned landfill site and adjacent streams near Salem, Virginia. The Registrant has entered into a cost-sharing agreement with the County for response action (cleanup) at the landfill site and the streams. Pursuant to a Consent Decree to which EPA, the County and the Registrant were parties, the County completed a remedial action at the landfill in 1995. Under a separate consent order with EPA, the Registrant performed a removal action at the streams, which included removal, treatment and on-site placement of materials and affected sediment and soil. EPA confirmed completion of the required work on September 14, 1997. The Registrant has not received notification of other claims associated with the landfill or streams. The Registrant does not anticipate significant future potential liability for response costs associated with the landfill or streams. The only remaining obligation under either order is reimbursement of certain EPA oversight costs. Management believes such costs would not have a materially adverse effect on the consolidated financial position, results of operations and competitive position of the
Registrant.   See Note 7,  "Commitments and Contingent Liabilities", in
Notes to Consolidated Financial Statements contained in the Registrant's 1997 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.



                                  PART I
                                 (con'd.)

     Near the end of fiscal year 1996, the Registrant began treating a portion of its electric arc furnace dust, a hazardous substance, utilizing its own stabilization process. Significant savings are being realized as this process replaces off-site and more expensive treatment methods that had been used through a contract with an approved waste disposal firm. The Registrant believes it is in substantial compliance with applicable federal, state and local regulations. However, future changes in regulations may require expenditures which could adversely affect earnings in subsequent years.
     The Registrant has constructed over the years pollution control equipment at an aggregate cost of over $10,900,000. Annual operating expenses and depreciation of all pollution control equipment and waste disposal costs are in excess of $3,800,000 in the aggregate. The Registrant is expected to spend less than $1,000,000 for additional pollution control and waste disposal equipment and facilities during subsequent fiscal years. Adoption of the Clean Air Act Amendments of 1990 is not anticipated to have a materially adverse effect on the Registrant's operations, capital resources or liquidity, nor should any incremental increase in capital expenditures occur due to the Act.
          (xiii) At October 31, 1997, the Registrant employed 506 persons at its Roanoke plant, with no employment at its Salem division, idle since mid-1991. The Registrant's subsidiaries, John W. Hancock, Jr., Inc., Socar, Inc., Shredded Products Corporation and RESCO Steel Products Corporation employed 289, 268, 55 and 43 persons, respectively.
     (d) Financial Information about Foreign and Domestic Operations and Export Sales.
           When the Registrant's billet production exceeds its required needs, this semi-finished product is offered for sale. During past years, a portion of the excess billets has been sold to brokers who represent foreign purchasers, although, there were no foreign sales of excess billets or other products during fiscal years 1995, 1996 and 1997. The information required by this paragraph by geographical area, as to foreign and domestic operations, is not provided since it is identical to the table in paragraph
(b) with all information pertaining to the United States.

ITEM 2.  PROPERTIES
         The Registrant owns 72 acres situated in the City of Roanoke, Virginia, which comprises its main plant, of which 25 acres are used to provide 345,000 square feet of manufacturing space with an annual billet capacity of approximately 650,000 tons. A 30 acre site is owned in Salem, Virginia, of which 10 acres were used to provide 51,355 square feet of manufacturing space, until March 1991, when the plant was idled. The Registrant acquired in 1991 a 447 acre tract of land in Franklin County, Virginia, 100 acres of which was transferred to Shredded Products



                                  PART I
                                 (con'd.)

Corporation in a move of shredding operations from its Montvale location. Part of this new Shredded Products property is being used as an approved industrial landfill. The remaining 337 acres of this land, 51 acres of which was sold in 1995 and 1997, will be marketed as an industrial park for Franklin County.
          Shredded Products Corporation operates in both Montvale and Rocky Mount, Virginia. The Montvale plant is situated on a 75 acre site owned by the Registrant, approximately 20 acres of which are regularly used in its scrap processing operation, with an annual production capacity of approximately 18,000 tons. The Rocky Mount facility is located on a 100 acre site owned by Shredded Products Corporation, partially consisting of a 25 acre industrial landfill used for the disposal of its auto fluff, and another 25 acres of which are regularly used in its shredding operation, with an annual production capacity of approximately 150,000 tons.
          John W. Hancock, Jr., Inc. is located in Roanoke County near Salem, Virginia. The plant is situated on a 37 acre site owned by Hancock, Inc., 17 acres of which are regularly used in its operations. Buildings on the site contain 131,614 square feet of floor space.
          Socar, Inc. and its subsidiary are located in Florence, South Carolina, and in Continental, Ohio. The Florence facility is located on a 28 acre site owned by Socar, Inc., 16 acres of which are regularly used in its operations. Buildings on the site contain 93,359 square feet of floor space. The plant located on a 32 acre site in Continental, Ohio, owned by Socar, Inc., has 86,400 square feet of floor space in manufacturing buildings, situated on 8 acres regularly used in its operations.
          RESCO Steel Products Corporation operates from a building containing 43,340 square feet of floor space, located in Salem, Virginia, on a 7 acre site owned by RESCO.
          The various buildings are of modern design, well-maintained, and suitable and adequate for the requirements of the business.

ITEM 3.  LEGAL PROCEEDINGS
          A County of Roanoke (County) landfill site, where the Registrant disposed of furnace dust from 1969 until 1976, was placed on the National Priorities List as a Superfund site in 1989. The United States Environmental Protection Agency (EPA) notified the Registrant and the
County of their potential liability and responsibility for costs of response at the landfill site and adjacent streams. The Registrant entered into a cost-sharing agreement with the County for response action (cleanup) at the landfill site and sharing of cost reimbursement received from other potentially responsible parties, if any. The County has filed suit to recover such costs. Under EPA oversight, the County completed remediation action there in 1995. The Registrant's costs associated with that work were reflected in past financial statements or in the accompanying financial



                                  PART I
                                 (con'd.)

statements. Under a consent order and EPA oversight, the Registrant completed in 1997 a removal action (cleanup) of the streams. While the cost of future response activities or any future claims associated with the streams is difficult to project, management believes such costs, if any, would not have a materially adverse effect on the consolidated financial position, results of operations and competitive position of the Registrant. See Note 7, "Commitments and Contingent Liabilities", in Notes to Consolidated Financial Statements contained in the Registrant's 1997 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year covered.

          EXECUTIVE OFFICERS OF THE REGISTRANT
          Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on February 17, 1998.
          The names, ages and positions of all of the executive officers of the Registrant as of October 31, 1997 are listed below with their business experience with the Registrant for the past five years. Officers are elected annually by the Board of Directors at the first meeting of directors following the annual meeting of shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.
          Thomas J. Crawford, 42, has served as Secretary of the Registrant since January 1985 and as Assistant Vice President since January 1993; prior thereto, he had served as Manager of Inside Sales since 1984 and as a Sales Representative since 1977. He has 20 years of service with the Registrant.
          Donald R. Higgins, 52, has served as Vice President - Sales of the Registrant since January 1986; prior thereto, he had served as General Sales Manager since 1984 and Assistant Sales Manager since 1978. He has 32 years of service with the Registrant.
          John E. Morris, 56, has served as Vice President - Finance of the Registrant since October 1988 and as Assistant Treasurer since 1985; prior thereto, he had served as Controller since 1971. He has 26 years of service with the Registrant.
          Donald G. Smith, 62, has served as Chairman of the Board of the Registrant since February 1989, as Chief Executive Officer since November 1986, as President and Treasurer since January 1985 and as Director of the Registrant since April 1984; prior thereto, he had served as Vice President
- Administration since September 1980 and as Secretary since January 1967. He has 40 years of service with the Registrant.



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


                                  PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
         The specified information required by this item is incorporated by reference to the information under the heading "Stock Activity" in the 1997 Annual Report to Stockholders. The Registrant did not during fiscal year 1997 make any sale of securities not registered under the Securities Act of 1993.

ITEM 6.   SELECTED FINANCIAL DATA
          The specified information required by this item is incorporated by reference to the information under the heading "Selected Financial Data" in the 1997 Annual Report to Stockholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
          The specified information required by this item is incorporated by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
           The specific information required by this item is incorporated by reference to the information under the headings "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Stockholders.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The specified information required by this item is incorporated by reference to the information under the headings "Independent Auditors' Report", "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in the 1997 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.



                                 PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           The specified information required by this item is incorporated by reference to the information under the heading "Information Concerning Directors and Nominees" in the Proxy Statement dated December 29, 1997, as filed with the Commission, or is included under the heading "Executive Officers of the Registrant" in Part I of this 10-K filing. The disclosure required by Item 405 of Regulation S-K is not applicable.

ITEM 11.  EXECUTIVE COMPENSATION
           The specified information required by this item is incorporated by reference to the information under the headings "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Relationships and Related Transactions", "Performance Graph" and "Board of Directors and Committees -- Director Compensation" in the Proxy Statement dated December 29, 1997, as filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           The specified information required by this item is incorporated by reference to the information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement dated December 29, 1997, as filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           The specified information required by this item is incorporated by reference to the information under the heading "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Proxy Statement dated December 29, 1997, as filed with the Commission.



                                 PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     (a)  The following documents are filed as a part of this report:
            (1) The following financial statements are filed as part of the 1997 Annual Report to Stockholders which is incorporated by reference:
               (a) Consolidated Balance Sheets
               (b) Consolidated Statements of Stockholders' Equity
               (c) Consolidated Statements of Earnings
               (d) Consolidated Statements of Cash Flows
               (e) Notes to Consolidated Financial Statements
               (f) Independent Auditors' Report
          Individual financial statements of the Registrant are not being filed because the Registrant is primarily an operating company and its subsidiaries do not have minority equity interests and/or long-term indebtedness (including current portions) to any person outside the consolidated group (excluding long-term indebtedness which is collateralized by the Registrant by guarantee, pledge, assignment or otherwise), in amounts which together exceed 5 percent of the total consolidated assets.



                                 PART  IV
                                 (con'd.)

            (2) Pursuant to Regulation S-K the following Exhibit Index is added immediately preceding the exhibits filed as part of the subject Form 10-K:
                               EXHIBIT INDEX
EXHIBIT NO.                      EXHIBIT                          PAGE

   (3)      (a) Articles of Incorporation, as amended              19
                                                             Incorporated by
                                                                 Reference

            (b) By-Laws, as amended                                20
                                                             Incorporated by
                                                                 Reference

   (4)          Instruments Defining the Rights of
                   Security Holders                                21

   (10)   * (a) Executive Officer Incentive Arrangement            22
                                                             Incorporated by
                                                                 Reference

          * (b) Roanoke Electric Steel Corporation
                   Employees' Stock Option Plan                    22
                                                             Incorporated by
                                                                 Reference

          * (c) Roanoke Electric Steel Corporation
                   Non-Employee Directors' Stock Option Plan       22

          * (d) Roanoke Electric Steel Corporation
                   Consulting  Arrangement                         22

          * (e) Roanoke Electric Steel Corporation
                   Severance Agreements                            22
                                                             Incorporated by
                                                                 Reference

   (13)           1997 Annual Report to Stockholders               23

   (21)            Subsidiaries of the Registrant                  24

   (23)            Consent of Independent Auditors                 25

   (27)            Financial  Data Schedule                        26



                                  PART IV
                                 (con'd.)

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

Date: January 20, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name and Title                                      Date

          Donald G. Smith                                January 20, 1998
     Donald G. Smith, Chairman, President,
     Treasurer and Chief Executive Officer
     (Principal Executive Officer, Principal
     Financial Officer and Director)

          John E. Morris                                 January 20, 1998
     John E. Morris, Vice President - Finance and Assistant Treasurer (Principal
     Accounting Officer)

          George B. Cartledge, Jr.                       January 20, 1998
     George B. Cartledge, Jr. Director

          Paul E. Torgersen                              January 20, 1998
     Paul E. Torgersen        Director

         William L. Neal                                 January 20, 1998
     William L. Neal          Director

          Thomas L. Robertson                            January 20, 1998
     Thomas L. Robertson      Director

          John D. Wilson                                 January 20, 1998
     John D. Wilson           Director



                            EXHIBIT  NO. 3 (a)

                   ARTICLES OF INCORPORATION, AS AMENDED
          Incorporated by reference to the previously filed Form 10-K for October 31, 1996 on file in the Commission office.





                             EXHIBIT NO. 3 (b)

                            BY-LAWS, AS AMENDED
          Incorporated by reference to the previously filed Form 10-Q for April 30, 1997 on file in the Commission office.



                              EXHIBIT  NO. 4
            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
          Pursuant to Item 601(b) (4) (iii) of Regulation S-K, the
Registrant hereby undertakes to furnish to the Commission, upon request, copies of the instruments defining the rights of holders of the long-term debt of Roanoke Electric Steel Corporation and its subsidiaries described in its 1997 Annual Report to Stockholders and Form 10-K.


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

                                   * (c)
                    ROANOKE ELECTRIC STEEL CORPORATION
                 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

     1. Purpose. The purpose of the Roanoke Electric Steel Corporation Non-Employee Directors' Stock Option Plan (the "Plan") is to encourage ownership in the Company by non-employee members of the Board of Directors, in order to promote long-term shareholder value and to provide non-employee members of the Board with an incentive to continue as directors of the Company.

     2. Definitions. As used in the Plan, the following terms have the meanings indicated:

          A.   "Board" means the Board of Directors of the Company.

          B. "Company" means Roanoke Electric Steel Corporation, a Virginia corporation.

          C. "Committee" means Compensation and Stock Option Committee of the Board.

          D. "Company Stock" means the Common Stock of the Company (including, but not limited to, rights, options or warrants for the purchase of common or preferred stock of the Company issued to shareholders generally). If the par value of the Company Stock is changed, or in the event of a change in the capital structure of the Company (as provided in Section 9), the shares resulting from such a change shall be deemed to be the Company Stock within the meaning of the Plan.

          E. "Date of Grant" means the date as of which a director is awarded an Option pursuant to Section 7.

          F.   "Effective Date" means February 18, 1997.

          G.   "Eligible Director" means a director described in Section 4.

          H. "Exchange Act" means the Securities Exchange Act of 1934, as amended.

          I. "Fair Market Value" means on a specific date the closing sales price of Company Stock on a nationally recognized stock exchange or, if not traded on such an exchange, the Nasdaq Stock Market, on the date involved if that is the trading day, and if not, the first trading day prior to such day. If the Company Stock is not quoted on the Nasdaq Stock Market, then Fair Market Value shall mean the average between the bid and asked prices of the Company Stock on the date involved if that is a trading day, or if not, the first trading day prior to such day.

          J.   "IRC" means the Internal Revenue Code of 1986, as amended.

          K. "Option" or "Options" means the right to purchase Company Stock subject to the terms and conditions set forth in Section 7.

          L. "Subsidiary" means, with respect to any corporation, a corporation more than 50% of whose voting shares are owned directly or indirectly by the Company.

     3. Administration. The Plan shall be administered by the Committee. The award of Options under the Plan shall be automatic as described in
Section 7. However, the Committee shall have all powers vested in it by the terms of the Plan, including, without limitation, the authority (within the limitations described herein) to prescribe the form of the agreement applicable to evidence the award of Options under the Plan, to construe the Plan, to determine all questions arising under the Plan, and to adopt and amend rules and regulations for the administration of the Plan as it may deem desirable. Any decision of the Committee in the administration of the Plan, as described herein, shall be final and conclusive. No member of the Committee shall be liable for anything done or omitted to be done by him or any other member of the Committee in connection with the Plan, except for his own willful misconduct or as expressly provided by statute.

     4. Participation in the Plan. Each director of the Company who is not otherwise an employee of the Company or any Subsidiary, shall be eligible to participate in the Plan.

     5. Stock Subject to the Plan. The maximum number of shares of Company Stock that may be issued pursuant to the exercise of Options granted pursuant to the Plan shall be 25,000. The maximum number of Shares of Company Stock that may be issued to any Eligible Director under the Plan shall be 2,000. Shares that have not been issued under the Plan allocable to Options and portions of options that expire or terminate unexercised may again be subject to the award of a new Option. For purposes of determining the number of shares that are available under the Plan, such number shall include the number of shares surrendered by an optionee in connection with the exercise of an Option.

     6. Non-Statutory Stock Options. All Options granted under the Plan shall be non-statutory in nature and shall not be entitled to special tax treatment under Code Section 422.

     7. Terms, Conditions and Awards of Options. Each award of an Option shall be evidenced by a written agreement in such form as the Committee shall from time to time approve, which agreement shall comply with and be subject to the following terms and conditions:

          (a) Awards of Options. Options for the purchase of shares of Company Stock shall be awarded at the times and for the number of shares as follows:

               (i) Each person who is an Eligible Director on the Effective Date of the Plan shall automatically receive: (i) on the Effective Date of the Plan, an Option to purchase 1,000 shares of Company Stock; and (ii) on the one-year anniversary of the Effective Date of the Plan, an option to purchase an additional 1,000 shares of Company Stock; and

               (ii) A director who first becomes an Eligible Director after the Effective Date of the Plan may, upon action of the Committee, be granted an Option or Options to purchase shares of Company Stock under the Plan.

          (b) Option Exercise Price. The Option exercise price shall be the Fair Market Value of the shares of Company Stock subject to such Option on the Date of Grant.

          (c) Options Not Transferable. An Option shall not be transferable by the optionee otherwise than by will, or by the laws of descent and distribution, and shall be exercised during the lifetime of the optionee only by him. An Option transferred by will or by the laws of descent and distribution may be exercised by the optionee's personal representative as provided in Section 7(e). No Option or interest therein may be transferred, assigned, pledged or hypothecated by the optionee during his lifetime, whether by operation of law or otherwise, or be made subject to execution, attachment or similar process.

          (d) Exercise of Options. An Option shall be exercisable on the Date of Grant, provided, however, that no Option may be exercised:

               (i) before all applicable federal and state securities laws have been complied with;

               (ii) if the optionee was not an Eligible Director on the Date of Grant;

               (iii) if sooner terminated in accordance with the terms of the Plan or the Option, or later than ten (10) years from the Date of Grant; and

               (iv) except by written notice to the Company (as provided in the Option) at its principal office, stating the number of shares of Company Stock the optionee has elected to purchase, accompanied by payment in cash and/or by delivery to the Company of shares of Company Stock owned by the optionee (valued at Fair Market Value on the date of exercise) in the amount of the full Option exercise price for the shares of Company Stock being acquired thereunder.
          No Option may be exercised for a fraction of a share, and no partial exercise of any Option may be for less than 100 shares.

          (e) Death of Optionee. In the event of the optionee's death within the period the optionee could have exercised the Option, the Option may be exercised by the optionee's personal representative within one year from the date of death to the extent and in the manner the optionee could have exercised the Option on the date of death; provided that no Option may be exercised later than ten years from the Date of Grant.

          (f) Withholding. Upon the exercise of Options issued hereunder, the Company shall have the right to require the optionee to pay the Company the amount of taxes, if any, which the Company may be required to withhold with respect to such shares.


     8.   Limitation of Rights.

          (a) No Right to Continue as a Director. Neither the Plan nor the grant of an Option, nor any other action taken pursuant to the Plan, shall constitute or be evidence of any agreement or understanding, express or implied, that the Company will retain any person as a director for any period of time.

          (b) No Shareholders Rights Under Options. An optionee shall have no rights as a shareholder with respect to shares of Company Stock covered by his Options until the date of exercise of the Option, and, except as permitted in Section 9, no adjustment will be made for dividends or other rights for which the record date is prior to the date of such exercise.

     9.   Changes in Capital Structure.

          (a) If the number of outstanding shares of Company Stock is increased or decreased as a result of a subdivision or consolidation of shares, the payment of a stock dividend, stock split, spin-off, or any other change in capitalization effected without receipt of consideration by the Company (including, but not limited to, the creation or issuance to shareholders generally of rights, options or warrants for the purchase of common or preferred stock of the Company), the number and kind of shares of stock or securities of the Company to be subject to the Plan, the maximum number of shares or securities which may be delivered under the Plan, and other relevant provisions may, in its discretion, be appropriately adjusted by the Committee, whose determination shall be binding and conclusive on all persons, provided that in no event shall the rights or value of the Options be enhanced as a result of any such adjustment.

          (b) Notwithstanding anything in the Plan to the contrary, the Committee may take the foregoing actions without consent of any optionee, and the Committee's determination shall be conclusive and binding on all persons for all purposes.

     10. Duration and Amendment of the Plan. There is no express limitation upon the duration of the Plan. The Board may terminate the Plan or amend the Plan in any respect; provided that any termination of the Plan will not have the effect of terminating Options then outstanding under the Plan. Such outstanding Options shall continue in effect pursuant to their terms and the terms of the Plan in effect on the date of termination of the Plan. The Plan shall not be amended more than once every six months other than an amendment required to comply with changes in the Internal Revenue Code or regulations thereunder.

     11. Notice. All notices and other communications required or permitted to be given under this Plan shall be in writing and shall be deemed to have been duly given if delivered personally or mailed first class, postage prepaid, as follows: (a) if to the Company - at its principal business address to the attention of the Secretary; (b) if to any optionee - at the last address of the optionee known to the sender at the time the notice or other communication is sent.

     12. Construction. The terms of this Plan shall be governed by the laws of the Commonwealth of Virginia.

     As evidence of its adoption of the Plan, the Company has caused this document to be signed by its officer duly authorized this 18th day of February, 1997.

                         ROANOKE ELECTRIC STEEL CORPORATION

                         By      Donald G. Smith
                                 President




                                   *(d)
                    ROANOKE ELECTRIC STEEL CORPORATION
                          CONSULTING ARRANGEMENT
          In January 1996, the Company entered into an arrangement with William L. Neal, a director of the Company and former President of John W. Hancock, Jr., Inc., whereby Mr. Neal has agreed to provide consultation and advisory services to the Company and its subsidiaries. The arrangement will continue in effect until terminated by either party. The Company has agreed to pay Mr. Neal a retainer fee of $2,000 per month and an hourly project rate of $100, plus expenses.


                                   * (e)
                    ROANOKE ELECTRIC STEEL CORPORATION
                           SEVERANCE AGREEMENTS
          Incorporated by reference to the previously filed Form 10-K for October 31, 1996 on file in the Commission office.


    * Management contract, or compensatory plan or agreement, required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).



                              EXHIBIT NO. 13
                    1997 ANNUAL REPORT TO STOCKHOLDERS



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
P.O. Box 20129
Winston-Salem, North Carolina 27120-0129


CONSENT OF INDEPENDENT AUDITORS


Roanoke Electric Steel Corporation:

We consent to the incorporation by reference in Registration Statement Nos. 33-27359, 33-35243 and 333-25299 on Form S-8 of our report dated November 18, 1997, incorporated by reference in this Annual Report on Form 10-K of Roanoke Electric Steel Corporation for the year ended October 31, 1997.

Deloitte & Touche LLP

Winston-Salem, North Carolina
January 20, 1998

Deloitte Touche
Tohmatsu
International



                              EXHIBIT NO. 27
                          FINANCIAL DATA SCHEDULE