Form 10-Q
period 1998-01-31
ROANOKE ELECTRIC STEEL CORP
filed 1998-03-12
CIK 84278

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

        (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 1998

                                     OR

      (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

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

                          Yes    x     No


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of January 31, 1998.

                        7,475,547 Shares outstanding



                     ROANOKE ELECTRIC STEEL CORPORATION

                                 FORM 10-Q

                                  CONTENTS

                                                                   Page
1. Part I  -   Financial Information                               3 - 10
   Item 1.     Financial Statements:

        a.     Consolidated Balance Sheets                         3
        b.     Consolidated Statements of Earnings                 4
        c.     Consolidated Statements of Cash Flows               5
        d.     Notes to Consolidated Financial Statements          6
        e.     Independent Accountants' Report                     7

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   8- 9

   Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                           10


2. Part II  -  Other Information                                   11
   Item 1.     Legal Proceedings                                   11
   Item 5.     Other Information                                   11
   Item 6.     Exhibits and Reports on Form 8-K                    11


3. Signatures                                                      12


4. Exhibit Index pursuant to Regulation S-K                        13


5. Exhibits

     a.   Financial Data Schedule                                  14

                          PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                        ROANOKE ELECTRIC STEEL CORPORATION

                           Consolidated Balance Sheets
                                      ASSETS

                                                                    (Unaudited)
                                                                    January 31,        October 31,
                                                                        1998              1997
CURRENT ASSETS
    Cash and cash equivalents                                    $    12,879,508   $     8,844,537
    Investments                                                        8,073,149         7,815,682
    Accounts receivable                                               38,018,444        38,786,302
    Inventories                                                       35,749,885        36,814,417
    Prepaid expenses                                                   1,931,208         1,900,338
    Deferred income taxes                                              1,211,881         1,211,881
         Total current assets                                         97,864,075        95,373,157
PROPERTY, PLANT AND EQUIPMENT
    Land                                                               4,310,632         4,313,060
    Buildings                                                         18,936,089        18,874,555
    Other property and equipment                                     120,105,643       119,266,483
    Assets under construction                                          1,468,238           921,581
         Total                                                       144,820,602       143,375,679
    Less--accumulated depreciation                                    64,294,861        62,077,810
         Property, plant and equipment, net                           80,525,741        81,297,869
OTHER ASSETS                                                             183,591           189,193
TOTAL ASSETS                                                     $   178,573,407   $   176,860,219

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                            $     4,250,000   $     4,250,000
    Accounts payable                                                  15,484,962        13,050,874
    Dividends payable                                                    971,821           971,639
    Employees' taxes withheld                                            270,222           151,085
    Accrued profit sharing contribution                                1,221,961         4,910,443
    Accrued wages and expenses                                         1,713,843         2,938,065
    Accrued income taxes                                               2,787,394         1,072,258
         Total current liabilities                                    26,700,203        27,344,364
LONG-TERM DEBT
    Notes payable                                                     31,729,167        32,791,667
    Less--current portion                                              4,250,000         4,250,000
         Total long-term debt                                         27,479,167        28,541,667
POSTRETIREMENT LIABILITIES                                             1,066,554           990,809
DEFERRED INCOME TAXES                                                 13,597,110        13,547,110
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized 20,000,000 shares,
         issued 9,031,490 shares in 1998 and 9,030,090 in 1997         2,364,111         2,349,179
    Capital in excess of stated value                                  9,349,429         9,349,429
    Retained earnings                                                108,520,428       105,241,256
         Total                                                       120,233,968       116,939,864
    Less--treasury stock, 1,555,943 shares at cost                    10,503,595        10,503,595
         Total stockholders' equity                                  109,730,373       106,436,269
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                         $   178,573,407   $   176,860,219

The accompanying notes to consolidated financial statements are an integral part of this statement.


                  ROANOKE ELECTRIC STEEL CORPORATION

                 Consolidated Statements of Earnings


                                                                      (Unaudited)
                                                                  Three Months Ended
                                                                      January 31,
                                                                 1998           1997


SALES                                                       $  71,603,735  $  58,351,734

COST OF SALES                                                  58,695,984     49,020,924

GROSS EARNINGS                                                 12,907,751      9,330,810

OTHER OPERATING EXPENSES
   Administrative                                               4,324,764      3,822,215
   Interest, net                                                  284,135        466,535
   Profit sharing                                               1,221,961        744,673
     Total                                                      5,830,860      5,033,423

EARNINGS BEFORE INCOME TAXES                                    7,076,891      4,297,387

INCOME TAX EXPENSE                                              2,825,899      1,712,713

NET EARNINGS                                                $   4,250,992  $   2,584,674

Weighted average number of common shares outstanding :
          Basic                                                 7,474,208      7,503,026
          Diluted                                               7,544,714      7,539,468

Net earnings per share of common stock:
          Basic                                             $        0.57  $        0.34
          Diluted                                           $        0.56  $        0.34

Cash dividends per share of common stock                    $        0.13  $        0.12



PRO FORMA INFORMATION GIVING RETROACTIVE
   EFFECT TO A THREE-FOR-TWO STOCK SPLIT,
   EFFECTIVE MARCH 25, 1998

Weighted average number of common shares outstanding :
          Basic                                                11,211,312     11,254,539
          Diluted                                              11,317,071     11,309,202

Net earnings per share of common stock:
          Basic                                             $        0.38  $        0.23
          Diluted                                           $        0.38  $        0.23

Cash dividends per share of common stock                    $        0.09  $        0.08


The accompanying notes to consolidated financial statements are an integral part of this statement.


                                       ROANOKE ELECTRIC STEEL CORPORATION

                                     Consolidated Statements of Cash Flows

                                                                                      (Unaudited)
                                                                                   Three Months Ended
                                                                                       January 31,
                                                                                  1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                             $     4,250,992  $     2,584,674
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Postretirement liabilities                                                   75,745           61,993
     Depreciation and amortization                                             2,293,429        2,340,756
     (Gain) loss on sale of investments and property, plant and equipment        (13,399)           1,054
     Deferred income taxes                                                        50,000          183,000
     Changes in assets and liabilities which provided
       (used) cash, exclusive of changes shown separately                      1,157,177        5,330,402
Net cash provided by operating activities                                      7,813,944       10,501,879

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                              (1,507,987)      (1,164,926)
  Purchase of investments                                                       (251,779)        (159,225)
Net cash used in investing activities                                         (1,759,766)      (1,324,151)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends                                                                (971,821)        (898,692)
  Increase (decrease) in dividends payable                                           182           (5,892)
  Proceeds from exercise of common stock options                                  14,932           18,850
  Payment of long-term debt                                                   (1,062,500)      (3,562,499)
  Repurchase of common stock                                                     -               (754,028)
Net cash used in financing activities                                         (2,019,207)      (5,202,261)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      4,034,971        3,975,467

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 8,844,537        1,038,689

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    12,879,508  $     5,014,156

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     (Increase) decrease in accounts receivable                          $       767,858  $     7,082,448
     (Increase) decrease in inventories                                        1,064,532          615,165
     (Increase) decrease in prepaid expenses                                     (30,870)        (668,852)
     Increase (decrease) in accounts payable                                   2,434,088        2,081,465
     Increase (decrease) in employees' taxes withheld                            119,137         (208,467)
     Increase (decrease) in accrued profit sharing contribution               (3,688,482)      (3,117,284)
     Increase (decrease) in accrued wages and expenses                        (1,224,222)      (1,128,819)
     Increase (decrease) in accrued income taxes                               1,715,136          674,746
Total                                                                    $     1,157,177  $     5,330,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                               $       561,005  $       637,916
  Income taxes                                                           $     1,060,764  $       854,968

The accompanying notes to consolidated financial statements are an integral part of this statement.



                     ROANOKE ELECTRIC STEEL CORPORATION

                 Notes to Consolidated Financial Statements

                              January 31, 1998

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 31, 1998 and the results of operations and cash flows for the three months ended January 31, 1998 and 1997.

Note 2. Inventories include the following major classifications:

                                   (Unaudited)
                                    January 31,      October 31,
                                        1998            1997
          Scrap Steel             $  6,346,051    $  7,579,552
          Melt Supplies              2,439,138       2,212,939
          Billets                    4,608,142       5,960,432
          Mill Supplies              3,399,635       3,484,688
          Finished Steel            18,956,919      17,576,806
          Total Inventories       $ 35,749,885    $ 36,814,417


Note 3. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which changes the method of calculating earnings per share. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 15, 1997. Basic earnings per share and diluted earnings per share calculated in accordance with SFAS No. 128 are presented in the consolidated statements of earnings.

Note 4. Certain amounts included in the consolidated financial statements for 1997 have been reclassified from their original presentation to conform with the current year presentation.

Note 5. The Registrant declared a three-for-two common stock split payable March 25, 1998, to shareholders of record March 6, 1998. Pro forma references to the number of common shares (basic and diluted) and per common share amounts (basic and diluted) have been restated, in the consolidated statements of earnings, to retroactively reflect the stock split.




                      INDEPENDENT ACCOUNTANTS' REPORT


DELOITTE & TOUCHE LLP
Suite 1401                                   Telephone: (910) 721-2300
500 West Fifth Street                        Facsimile: (910) 721-2301
Winston-Salem, North Carolina 27152


Board of Directors
   Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of January 31, 1998, and the related consolidated statements of earnings and cash flows for the three-month periods ended January 31, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of October 31, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 18, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP

March 3, 1998


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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                  Comparison of Increases (Decreases)
                                         Three Months Ended
                                             January 31,
                                            1998 and 1997
                                         Amount          Percent
Sales                                  13,252,001          22.7
Cost of Sales                           9,675,060          19.7
Administrative Expenses                   502,549          13.1
Interest Expense                         (182,400)        (39.1)
Profit Sharing Expense                    477,288          64.1
Earnings before Income Taxes            2,779,504          64.7
Income Tax Expense                      1,113,186          65.0
Net Earnings                            1,666,318          64.5


Sales for the periods compared increased significantly as a result of increases in tons shipped of fabricated products and billets, together with improved selling prices for merchant bar products and billets. Sales were negatively affected by slightly lower selling prices for fabricated products, while shipment levels for bar products were flat. Strong domestic demand and lower excess billet availability in the market resulted in billet shipments nearly doubling the 1997 levels. The increase in tons shipped of fabricated products was the result of a difference in the delivery schedules of the respective backlogs. Selling prices for bar products improved during the period, as market conditions remained strong, prompting a number of industry-wide price increases since last year's first quarter. The higher billet selling prices were mainly attributable to increased scrap prices, which normally trigger changes in billet pricing. Fabricated product selling prices declined due to increased competition within the commercial construction industry, even though business conditions continued strong and backlogs remained high. Cost of sales increased mainly as a result of the increased tons shipped of fabricated products and billets, together with an increase in the cost of scrap steel, our main raw material. Gross profit as a percentage of sales increased from 16% to 18%, primarily as a result of the higher selling prices for both mill products and billets and increased raw steel, merchant bar and fabricated production levels which reduced unit costs for fixed expenses, which more than offset lower fabricated product selling prices. The significant improvement in gross profit and net earnings was mainly attributable to the increase in gross profit margins for mill products, coupled with the increased volume of fabricated product and billet shipments. Administrative expenses increased mainly as a result of increased executive and other compensation, in accordance with various incentive arrangements based on earnings and production, and higher insurance expenses. However, current year administrative expenses were 6.0% of sales, down from 6.6% in 1997. Interest expense decreased primarily due to reduced average borrowings and increased capitalized interest and interest income, as interest rates remained unchanged. Profit sharing expense, computed as a percentage of pre-tax income, increased due to the improvement in earnings. The effective income tax rate was relatively constant for both periods compared.

Working capital increased $3,135,079 during the period to $71,163,872 mainly as a result of working capital provided from operations exceeding capital expenditures, dividends and debt maturities amounting to $1,507,987, $971,821 and $1,062,500, respectively. The current ratio of 3.7 to 1 and the quick ratio of 2.2 to 1 both indicate very sound liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments increased $4,292,438 during the period to $20,952,657. Our $30,000,000 revolver, unused at January 31, 1998, provides the liquidity and capital resources necessary to maintain our competitive position and ensure future growth.

The Company's approved common stock buy-back plan currently stands at 659,200 shares repurchased, of the 750,000 authorized, at a cost of $9,308,727. At January 31, 1998, commitments for the purchase of property, plant and equipment of $2,968,752, and the repurchase of the remaining 90,800 shares will affect future liquity. Funding for these needs will come from internally generated funds and the use of the revolver mentioned above.

During the quarter, the ratio of debt to equity improved to .63 to 1, and the percentage of long-term debt to total capital decreased from 21.2% to 20.0%, due to current maturities reducing long-term debt by $1,062,500, while stockholders' equity increased as net earnings of $4,250,992 exceeded dividends of $971,821.

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



                              PART I - ITEM 3

                 QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in Form 10-K for fiscal year ended October 31, 1997, as previously filed with the commission. There has been no material changes to that information required to be disclosed in this 1st quarter 10-Q filing.


                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by Registrant on Form 10-K for fiscal year ended October 31, 1997, as previously filed with the commission.


ITEM 5. OTHER INFORMATION.

        On February 17, 1998, the Registrant's Board declared a three-for-two common stock split payable March 25, 1998 to shareholders of record March 6, 1998. The stock split, intended to broaden the market for the Company's shares, will result in the issuance of approximately 3,738,000 shares, bringing the total outstanding shares to roughly 11,213,000 after the split.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits.

            (27)      Financial Data Schedule

     b. Reports on Form 8-K.

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

Items 2, 3 and 4 are omitted because the information required by these items is not applicable.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ROANOKE ELECTRIC STEEL CORPORATION
                                           Registrant



Date 03/12/98                          Donald G. Smith
                              Donald G. Smith, Chairman, President,
                              Treasurer and Chief Executive Officer
                                   (Principal Financial Officer)



Date 03/12/98                           John E. Morris
                              John E. Morris, Vice President-Finance
                                      and Assistant Treasurer
                                     (Chief Accounting Officer)




                               EXHIBIT INDEX


Exhibit No.                     Exhibit                         Page


     (27)        Financial Data Schedule                         14




                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE