Form 10-Q
period 1998-04-30
ROANOKE ELECTRIC STEEL CORP
filed 1998-06-12
CIK 84278

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                               FORM 10-Q

       (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 1998

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

                          Yes    x     No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1998, reflecting a three-for-two stock split, effective March 25, 1998.

                       11,098,913 Shares outstanding

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


                 PART I - FINANCIAL INFORMATION
                 ITEM 1 - FINANCIAL STATEMENTS
               ROANOKE ELECTRIC STEEL CORPORATION

                  Consolidated Balance Sheets
                             ASSETS
                                                            (Unaudited)
                                                             April 30,         October 31,
                                                                1998               1997
CURRENT ASSETS

    Cash and cash equivalents                            $    10,290,592    $     8,844,537
    Investments                                                8,063,185          7,815,682
    Accounts receivable                                       43,654,490         38,786,302
    Inventories                                               31,976,436         36,814,417
    Prepaid expenses                                           1,297,571          1,900,338
    Deferred income taxes                                      1,211,881          1,211,881
         Total current assets                                 96,494,155         95,373,157
PROPERTY, PLANT AND EQUIPMENT
    Land                                                       4,310,632          4,313,060
    Buildings                                                 19,027,320         18,874,555
    Other property and equipment                             121,241,829        119,266,483
    Assets under construction                                  3,577,882            921,581
         Total                                               148,157,663        143,375,679
    Less--accumulated depreciation                            66,559,091         62,077,810
         Property, plant and equipment, net                   81,598,572         81,297,869
OTHER ASSETS                                                     177,990            189,193
TOTAL ASSETS                                             $   178,270,717    $   176,860,219

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                    $     4,250,000    $     4,250,000
    Accounts payable                                          15,255,978         13,050,874
    Dividends payable                                          1,054,397            971,639
    Employees' taxes withheld                                    346,553            151,085
    Accrued profit sharing contribution                        2,629,948          4,910,443
    Accrued wages and expenses                                 2,293,705          2,938,065
    Accrued income taxes                                         695,686          1,072,258
         Total current liabilities                            26,526,267         27,344,364
LONG-TERM DEBT
    Notes payable                                             30,666,667         32,791,667
    Less--current portion                                      4,250,000          4,250,000
         Total long-term debt                                 26,416,667         28,541,667
POSTRETIREMENT LIABILITIES                                     1,142,299            990,809
DEFERRED INCOME TAXES                                         13,681,110         13,547,110
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized
     20,000,000 shares,issued 12,372,027 shares in 1998
         and 13,544,977 in 1997                                2,544,194          2,349,179
    Capital in excess of stated value                            -                9,349,429
    Retained earnings                                        108,778,048        105,241,256
         Total                                               111,322,242        116,939,864
    Less--treasury stock, 1,273,114 shares in 1998 and
         2,333,914 in 1997 -- at cost                            817,868         10,503,595
         Total stockholders' equity                          110,504,374        106,436,269
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   178,270,717    $   176,860,219

The accompanying notes to consolidated financial statements are an integral part of this statement.


                         ROANOKE ELECTRIC STEEL CORPORATION

                                Consolidated Statements of Earnings


                                                   (Unaudited)                  (Unaudited)
                                                Three Months Ended            Six Months Ended
                                                    April 30,                     April 30,
                                               1998           1997           1998           1997

SALES                                     $  73,778,930  $  61,299,896  $ 145,382,665  $ 119,651,630

COST OF SALES                                60,384,081     49,448,698    119,080,065     98,469,622

GROSS EARNINGS                               13,394,849     11,851,198     26,302,600     21,182,008


OTHER OPERATING EXPENSES
   Administrative                             4,991,400      4,536,889      9,316,164      8,359,104
   Interest, net                                267,893        423,161        552,028        889,696
   Profit sharing                             1,407,987      1,134,597      2,629,948      1,879,270
     Total                                    6,667,280      6,094,647     12,498,140     11,128,070


EARNINGS BEFORE INCOME TAXES                  6,727,569      5,756,551     13,804,460     10,053,938

INCOME TAX EXPENSE                            2,688,574      2,297,481      5,514,473      4,010,194

NET EARNINGS                              $   4,038,995  $   3,459,070  $   8,289,987  $   6,043,744

Weighted average number of common
   shares outstanding : *
          Basic                              11,123,850     11,242,665     11,168,226     11,248,620
          Diluted                            11,272,803     11,302,095     11,292,595     11,311,986

Net earnings per share of common stock:
          Basic                           $        0.36  $        0.31  $        0.74  $        0.54
          Diluted                         $        0.36  $        0.31  $        0.73  $        0.53

Cash dividends per share of common stock  $       0.095  $       0.080  $       0.182  $       0.160


* Adjusted for three-for-two stock split effective March 25, 1998.

The accompanying notes to consolidated financial statements are an integral part of this statement.


                            ROANOKE ELECTRIC STEEL CORPORATION

                           Consolidated Statements of Cash Flows

                                                                                    (Unaudited)
                                                                                  Six Months Ended
                                                                                      April 30,
                                                                                1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                             $   8,289,987   $   6,043,744
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Postretirement liabilities                                                151,490         123,985
     Depreciation and amortization                                           4,581,070       4,708,780
     (Gain) loss on sale of investments and property, plant and equipment      (10,738)          4,307
     Deferred income taxes                                                     134,000         422,000
     Changes in assets and liabilities which provided
       (used) cash, exclusive of changes shown seperately                     (328,295)      4,457,672
Net cash provided by operating activities                                   12,817,514      15,760,488

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                            (4,856,788)     (3,557,142)
  Proceeds from sale of property, plant and equipment                              300               -
  Purchase of investments                                                     (250,847)       (391,689)
Net cash used in investing activities                                       (5,107,335)     (3,948,831)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends                                                            (2,029,194)     (1,798,824)
  Increase (decrease) in dividends payable                                      82,758          (4,812)
  Proceeeds from exercise of common stock options                              195,015         119,850
  Payment of long-term debt                                                 (2,125,000)     (4,624,999)
  Repurchase of common stock                                                (2,387,703)       (754,028)
Net cash used in financing activities                                       (6,264,124)     (7,062,813)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    1,446,055       4,748,844

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               8,844,537       1,038,689

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  10,290,592   $   5,787,533

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     (Increase) decrease in accounts receivable                          $  (4,868,188)  $   4,836,204
     (Increase) decrease in inventories                                      4,837,981       1,160,383
     (Increase) decrease in prepaid expenses                                   602,767      (1,024,355)
     Increase (decrease) in accounts payable                                 2,205,104       2,032,237
     Increase (decrease) in employees' taxes withheld                          195,468         (62,656)
     Increase (decrease) in accrued profit sharing contribution             (2,280,495)     (2,032,687)
     Increase (decrease) in accrued wages and expenses                        (644,360)       (516,691)
     Increase (decrease) in accrued income taxes                              (376,572)         65,237
Total                                                                    $    (328,295)  $   4,457,672

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                               $   1,105,888   $   1,244,026
  Income taxes                                                           $   5,757,045   $   3,522,958

The accompanying notes to consolidated financial statements are an integral part of this statement.





                    ROANOKE ELECTRIC STEEL CORPORATION

                Notes to Consolidated Financial Statements

                              April 30, 1998

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 1998 and the results of operations for the three months and six months ended April 30, 1998 and 1997 and cash flows for the six months ended April 30, 1998 and 1997.

Note 2. Inventories include the following major classifications:

                                    (Unaudited)
                                     April 30,      October 31,
                                       1998            1997
          Scrap Steel             $  5,263,694    $  7,579,552
          Melt Supplies              2,670,803       2,212,939
          Billets                    1,864,542       5,960,432
          Mill Supplies              3,327,293       3,484,688
          Finished Steel            18,850,104      17,576,806
          Total Inventories       $ 31,976,436    $ 36,814,417


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

Note 5. The Registrant declared a three-for-two common stock split payable March 25, 1998, to shareholders of record March 6, 1998. All references to the number of common shares (basic and diluted) and per common share amounts (basic and diluted) have been restated to retroactively reflect the stock split.

Note 6. The Registrant retired all of its treasury stock applicable to the shares acquired through its recent common stock repurchase plan.




                      INDEPENDENT ACCOUNTANTS' REPORT


DELOITTE & TOUCHE LLP
Suite 1401                                        Telephone: (336) 721-2300
500 West Fifth Street                             Facsimile:   (336)
721-2301
Winston-Salem, North Carolina 27120


Board of Directors
   Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of April 30, 1998, and the related consolidated statements of earnings and cash flows for the three-month and six-month periods ended April 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

June 2, 1998


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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                        Comparison of Increases (Decreases)
                                  Three Months Ended         Six Months Ended
                                      April 30,                 April 30,
                                    1998 and 1997             1998 and 1997
                                   Amount   Percent          Amount   Percent
Sales                            12,479,034   20.4        25,731,035    21.5
Cost of Sales                    10,935,383   22.1        20,610,443    20.9
Administrative Expenses             454,511   10.0           957,060    11.4
Interest Expense                  (155,268)  (36.7)         (337,668)  (38.0)
Profit Sharing Expense              273,390   24.1           750,678    39.9
Earnings before Income Taxes        971,018   16.9         3,750,522    37.3
Income Tax Expense                  391,093   17.0         1,504,279    37.5
Net Earnings                        579,925   16.8         2,246,243    37.2



The significant increase in sales for both the six month and three month periods compared was due to substantial increases in tons shipped of fabricated products and billets, together with improved selling prices for merchant bar products and billets. Slightly lower selling prices for fabricated products negatively affected sales, while shipment levels for bar products remained flat. Billet shipments more than doubled the 1997 levels, reflecting strong domestic demand and lower excess billet availability in the market. Tons shipped of fabricated products increased as a result of differences in the delivery schedules of the respective backlogs due to weather and other factors. Bar product selling prices improved during both periods compared, due to stronger market conditions which prompted a number of industry-wide price increases during the year. Billet selling prices increased primarily due to rising scrap prices which normally trigger changes in billet pricing. The decline in fabricated product selling prices was caused by increased competition within the commercial construction industry, even though business conditions continued strong and backlogs remained high. Cost of sales increased for both the six month and three month periods compared mainly as a result of the increased tons shipped of billets and fabricated products, together with an increase in the cost of scrap steel, our main raw material. Gross profit as a percentage of sales increased from 17.7% to 18.1% for the six months compared, primarily as a result of the higher selling prices for both mill products and billets and increased raw steel and fabricated production levels which reduced unit costs for fixed expenses, and more than offset the lower fabricated product selling prices and higher scrap costs. Gross profit as a percentage of sales declined from 19.3% to 18.2% for the three months compared due mainly to the higher scrap costs, lower fabricated product selling prices and growth in the lower margin billet shipments, in spite of the positive effect of increased raw steel production on fixed costs and improved bar and billet selling prices. For both periods compared, the increase in gross profit margins for mill products, together with the increased volume of fabricated product and billet shipments, caused the significant improvement in both gross profit and net earnings. Administrative expenses increased in both periods compared mainly as a result of increased executive and other compensation, in accordance with various incentive arrangements based on earnings and production, and higher professional fees. However, current year administrative expenses, as a percentage of sales, dropped by .6% from both 1997 periods. Interest expense decreased in both periods compared primarily due to reduced average borrowings and increased capitalized interest and interest income, as interest rates were unchanged. Profit sharing expense, computed as a percentage of pre-tax income, increased in both periods compared as a result of the improvements in earnings. The effective income tax rate was relatively constant for both periods compared.

Working capital increased $1,939,095 during the period to $69,967,888 mainly as a result of working capital provided from operations exceeding capital expenditures, dividends, debt maturities and repurchases of common stock amounting to $4,856,788, $2,029,194, $2,125,000 and $2,387,703,
respectively. The current ratio of 3.6 to 1 and the quick ratio of 2.3 to 1 both indicate very sound liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments increased $1,693,558 during the period to $18,353,777. Our $30,000,000 revolver, unused at April 30, 1998, provides the liquidity and capital resources necessary to maintain our competitive position and ensure future growth.

The Company's approved common stock buy-back plan currently stands at 749,200 (pre-split) shares repurchased, or virtually all of the 750,000 (pre-split) authorized, at a cost of $11,696,430. At April 30, 1998, there were commitments for the purchase of property, plant and equipment amounting to $9,130,331, including $6 million for new state-of-the-art stacking and bundling equipment, expected to be in operation by mid-1999 with anticipated improvements in rolling mill productivity and efficiency. These commitments will affect future liquidity and will be financed from internally generated funds and the use of the revolver mentioned above.

During the first half of the year, the ratio of debt to equity improved to
 .61 to 1, and the percentage of long-term debt to total capital decreased from 21.1% to 19.3%, due to current maturities reducing long-term debt by $2,125,000, while stockholders' equity increased as net earnings of $8,289,987 exceeded dividends of $2,029,194 and common stock repurchases of $2,387,703.

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


                              PART I - ITEM 3

                 QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in Form 10-K for fiscal year ended October 31,1997, as previously filed with the commission. There has been no material changes to that information required to be disclosed in this 2nd quarter 10-Q filing.



                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by Registrant on Form 10-K for fiscal year ended October 31, 1997 and Form 10-Q for the quarter ended January 31, 1998, as previously filed with the commission.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On February 17, 1998, the Annual Meeting of Shareholders was held and the following persons were elected as Class B directors of the Registrant, with terms expiring in 2001:

                                                  Authority      Not
                   Director            For        Withheld       Voted
               Frank A. Boxley       6,359,400     3,527       1,111,220
               George W. Logan       6,359,400     3,527       1,111,220
          Based on 7,474,147 (pre-split) shares of common stock issued, outstanding and entitled to vote.

          The following persons continued to serve as Class C and Class A directors of the Registrant after the annual meeting:

              Class C directors, with terms expiring in 1999
                Charles I. Lunsford, II
                Paul E. Torgersen
                John D. Wilson

              Class A directors, with terms expiring in 2000
                George B. Cartledge, Jr.
                Thomas L. Robertson
                Donald G. Smith


ITEM 5.   OTHER INFORMATION.

          On March 17, 1998, the Board of Directors of the Registrant adopted an Amendment to the Corporations' By-Laws that reduced the current number of directors to eight. This action was necessary due to the retirement of two Class B directors.



                       PART II - OTHER INFORMATION
                                   (con'd.)


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits.

              (3)(b)   By-Laws

              (27)      Financial Data Schedule

     b.   Reports on Form 8-K.

          A report on Form 8-K was filed February 17, 1998, during the quarter for which this report is filed, stating that the Registrant had declared a three-for-two common stock split payable March 25, 1998 to shareholders of record March 6, 1998. The stock split, intended to further broaden the market for the Company's shares, will result in the issuance of approximately 3,738,000 shares, bringing the total outstanding shares to roughly 11,213,000 after the split.


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

                              ROANOKE ELECTRIC STEEL CORPORATION
                                           Registrant



Date   6/2/98                           Donald G. Smith
                              Donald G. Smith, Chairman, President,
                              Treasurer and Chief Executive Officer
                                   (Principal Financial Officer)



Date   6/2/98                            John E. Morris
                              John E. Morris, Vice President-Finance
                                      and Assistant Treasurer
                                    (Chief Accounting Officer)




                               EXHIBIT INDEX


Exhibit No.                   Exhibit                           Page

  (3)(b)                By-Laws                                 15

  (27)                  Financial Data Schedule                 16





                             EXHIBIT NO. 3 (b)

                                  BY-LAWS



                             BY-LAWS

                               OF

               ROANOKE ELECTRIC STEEL CORPORATION



                            ARTICLE I

                             Offices


          The principal office and place of business of the Corporation shall be in the County of Roanoke, State of Virginia, and the post office address of the Corporation shall be in the City of Roanoke, State of Virginia.

                           ARTICLE II
                          Stockholders

          Section 1 - Annual Meeting - The annual meeting of the
Stockholders of the Corporation shall be held on the third Monday in January of each year.

          Section 2 - Special Meetings - Special meetings of the Stockholders may be called by the President and shall be called by the President or Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing by Stockholders owning a majority in amount of the entire capital stock of the Corporation issued and outstanding and entitled to vote.
          Section 3 - Notice and Place of Meetings - The Secretary shall cause written notice of the time and place of the holding of each annual or special meeting to be mailed, at least ten (10) days prior to such meeting, to each Stockholder entitled to vote, to the post office address of record with the Corporation. Notice of special meetings of the Stockholders shall state the purpose or purposes of such meetings. Meetings shall be held at such place in the City or County of Roanoke as may be designated in the notice.

          Section 4 - Quorum - At any meeting of the
Stockholders, the holders of a majority of the shares of the capital stock of the Corporation, issued and outstanding and entitled to vote, present in person or represented by proxy, shall represent a quorum of the Stockholders for all purposes.
   If the holders of the amount of stock necessary to constitute a quorum shall fail to attend, in person or by proxy, at the time and place of meeting, the Chairman of the meeting may adjourn such meeting from time to time without notice, other than by announcement at the meeting, until holders of the amount of stock requisite to constitute a quorum shall attend. At any such adjourned meeting, at which a quorum be present, any business may be transacted which might have been transacted at the meeting as originally called.

          Section 5 - Organization - The President, and in his absence, the Vice-President, shall call all of the meetings of the Stockholders to order and shall act as Chairman of such meetings. In the absence of the President and Vice-President, the Board of Directors shall appoint any stockholder to act as Chairman of such meeting. The Secretary of the Corporation shall act as Secretary of all meetings of the Stockholders, and in the absence of the Secretary, the presiding officer may appoint any person to act in such capacity.

          Section 6 - Voting - At each meeting of the
Stockholders, every Stockholder shall be entitled to vote in person or by proxy appointed by an instrument in writing, subscribed by such Stockholder, or by his duly authorized attorney, and delivered to the Secretary at the meeting, and he shall have one vote for each share of stock entitled to vote and registered in his name at the time of taking the list of Stockholders for such meeting. No share of stock shall be voted at any election which shall have been transferred on the books of the Corporation within twenty (20) days next preceding such election. Upon the demand of any Stockholder, the vote upon any question before the meeting shall be by ballot.
   It shall be the duty of the Secretary to prepare, at least ten (10) days before every meeting, a complete list of the Stockholders entitled to vote, arranged in alphabetical order and indicating the number of shares held by each. Such list shall be open for inspection by any Stockholder at the principal place of business of the Corporation during business hours for the ten
(10) days preceding the meeting.

          Section 7 - Inspectors - At each meeting of the Stockholders, one (1) or more inspectors of election may be appointed by the presiding officer. It shall be the duty of the inspectors of election to count and certify to the Secretary the results of all votes at such meeting. In the absence of the appointment of such inspector or inspectors, the Secretary shall perform such duties.

          Section 8 - Order of Business - At meetings of the
Stockholders, the order of business shall be:
          (1)  Calling of roll.
          (2)  Proof of due notice of meeting or of waiver of notice.
          (3)  Reading and disposal of unapproved minutes.
          (4)  Reports of officers and committees.
          (5)  Election of Directors.
          (6)  Unfinished business.
          (7)  New business.
          (8)  Adjournment.

                           ARTICLE III

                       Board of Directors

          Section 1 - Number and Term of Office - The business and property of the Corporation shall be managed and controlled by a Board of not less than five, nor more than nine Directors. The Directors shall be elected by ballot, by a majority of the Stockholders present and voting in person or by proxy, at each annual meeting of the Stockholders, and shall be elected to serve for a term of one (l) year and until their successors shall be elected and shall qualify.

          Section 2 - Vacancies - In case of any vacancy in the Board of Directors through death, resignation, disqualification or other cause, the remaining Directors, by an affirmative vote of the majority thereof, may elect a successor to hold office for the unexpired portion of the term.

          Section 3 - Annual Meetings - The annual meeting of the
Board of Directors of the Corporation shall be held on the second
Tuesday following the annual meeting of the Stockholders of the Corporation.

          Section 4 - Special Meetings - Special meetings of the
Board of Directors shall be held whenever called by the direction of its Chairman or the President, or by one-third in number of the Directors then in office.

          Section 5 - Time, Place and Notice of Meetings - The Secretary shall cause written notice of the time and place of the holding of each annual or special meeting to be mailed, at least ten (10) days prior to the date of such meeting, to each Director to the post office address of record with the Corporation.

          Section 6 - Quorum - A majority of the Board of
Directors shall constitute a quorum for the transaction of business, but if at any meeting of the Board, there be less than a quorum present, a majority of those present shall adjourn the meeting from time to time.

          Section 7 - Election and Salaries of Officers - The
Directors shall elect the officers of the Corporation and fix their salaries.

          Section 8 - Order of Business - At meetings of the
Board of Directors, the order of business shall be:
          (1)  Calling of roll.
          (2)  Proof of due notice of meeting or of waiver of notice.
          (3)  Reading and disposal of any unapproved minutes.
          (4)  Reports of officers and committees.
          (5)  Election of officers.
          (6)  Unfinished business.
          (7)  New business.
          (8)  Adjournment.

                           ARTICLE IV

          Section 1 - Officers - The officers of the Corporation shall be a Chairman of the Board of Directors, a President, a Vice-President, a Secretary and a Treasurer. Any two or more of such offices, other than those of President and Secretary, may be held by one person. The Board of Directors may, in its discretion, elect more than one Vice-President, and an Assistant Secretary and Assistant Treasurer. The officers shall be elected at each annual meeting of the Board of Directors and shall be elected to serve for a term of one (1) year or until removed by a majority vote of the entire Board of Directors.

          Section 2 - Powers and Duties of Officers
          (a) The Chairman of the Board of Directors shall preside at all meetings of the Board of Directors.
          (b) President - The President shall be elected from the Board of Directors and shall preside at all meetings of the Stockholders, and, in the absence of the Chairman of the Board of Directors, at all meetings of the Directors. He shall have power to sign certificates of stock, to sign and execute all contracts, deeds, leases and other documents, and to sign checks, drafts, notes and orders for the payment of money, and to appoint, discharge and fix the salaries of agents and employees. He shall have general and active management of the business of the Corporation and shall perform all of the duties incident to the office of President.
          (c)  Vice-President - The Vice-President, or
     Vice-Presidents, shall have such powers and perform such duties as may be delegated to him or them by the Board of Directors. In the absence or disability of the President, the senior Vice-President may perform the duties and exercise the powers of the President.
          (d) Treasurer and Assistant Treasurer - The Treasurer shall have custody of all funds and securities of the Corporation and shall keep a full and accurate account of all monies received and paid by him on account of the Corporation. He shall have power to sign all checks, drafts, notes and orders for the payment of money and shall perform all acts incident to the position of Treasurer, subject to the control of the Board of Directors. The Assistant Treasurer shall have such powers and duties as may be delegated to him by the Board of Directors and, in the absence or disability of the Treasurer, may perform the duties and exercise the powers of the Treasurer.
          (e) Secretary and Assistant Secretary - The Secretary shall keep the minutes of all meetings of the Board of Directors and Stockholders, and shall give and serve all notices. The Secretary shall attest and countersign all contracts, deeds, leases and other documents where necessary, and shall have charge and custody of the seal, and of the stock certificate books, transfer books and stock ledgers of the Corporation, and shall, in general, perform all duties usually incident to the office of Secretary. The Assistant Secretary shall have such powers and duties as may be delegated to him by the Board of Directors and, in the absence or disability of the Secretary, may perform the duties and exercise the powers of the Secretary.

                            ARTICLE V

                Capital Stock, Dividends and Seal

          Section 1 - Certificates of Shares - The certificates for the shares of the capital stock of the Corporation shall be in such form as may be approved by the Board of Directors. The certificates shall be signed by the President and the Secretary or Treasurer of the Corporation and shall be consecutively numbered. The name of the person owning the shares represented by each certificate, with the number of such shares and the date
of issue, shall be entered on the Corporation's books.   The
Corporation may treat the holder of record of any share or shares of stock as the holder-in-fact thereof, and shall not be bound to recognize any claim to or interest in any such share on the part of any other person.

          Section 2 - Transfer of Shares - Shares of the capital stock of the Corporation shall be transferable by the holder thereof in person, or by his duly authorized attorney, upon surrender and cancellation of certificates for a like number of shares properly endorsed.

          Section 3 - Regulations - The Board of Directors shall have power and authority to make all such rules and regulations as they may deem expedient concerning the issue, transfer and registration of certificates for the shares of stock of the Corporation.

          Section 4 - Dividends - The Board of Directors may declare dividends from the surplus of the Corporation or from the net profits from the operation of its business at such times and in such amounts as the Board, in its sole discretion, may determine. Before the payment of any dividend or the distribution of any profits, there may be set aside out of the surplus or net profits arising out of the operation of the business of the Corporation, such sum or sums as the Directors from time to time think proper, either as working capital, a reserve fund to meet contingencies, for the repair and maintenance of the property of the Corporation, or for such other purposes as the Directors shall think conducive to the interests of the Corporation.

          Section 5 - Corporate Seal - The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization, and the words "Corporate Seal" and "Virginia".

          Section 6 - Fiscal Year and Financial Statements - The fiscal year of the Corporation shall begin on the first day of November and terminate on the 31st day of October in each year. The Board of Directors shall publish and submit to the Stockholders, along with the notice of the time and place of the annual meeting, an operating statement of the Corporation for the preceding fiscal year and a consolidated balance sheet showing the assets and liabilities of the Corporation at the end of the preceding fiscal year.

                           ARTICLE VI

                      Amendment of By-Laws

     The By-Laws of the Corporation may be amended at any annual or special meeting of the Corporation by a vote of the holders of a majority of the shares of the capital stock of the Corporation issued and outstanding and entitled to vote, present in person or represented by proxy.

                                            John W. Hancock, Jr.
                                                  President

ATTEST:
Elizabeth B. Hancock
     Secretary

                        WAIVER OF NOTICE

          We, the undersigned, being all of the members of the Board of Directors of Roanoke Electric Steel Corporation, hereby waive notice of the first meeting of the Board of Directors to be held at the offices of Roanoke Iron and Bridge Works in the City of Roanoke, Virginia at 4 p.m. o'clock on the 27th day of April, 1955, and consent to the transaction of all business that may properly come before such meeting.
     DATED at Roanoke, Virginia this 27th day of April, 1955.

John W. Hancock, Jr.
O.D. Oakey, Jr.
S. Colston Snead, Jr.
B.W. Morris
Charles P. Lunsford
A. Blair Antrim
John M. Donalson


                    ARTICLES OF AMENDMENT

                           TO BY-LAWS

              OF ROANOKE ELECTRIC STEEL CORPORATION

     Pursuant to Section 13.1 - 3(n), Code of Virginia, 1950, as amended, Roanoke Electric Steel Corporation executes Articles of Amendment to its By-Laws as follows:
     (a)  The name of the Corporation is ROANOKE ELECTRIC STEEL
CORPORATION.
     (b) The amendment so adopted amends Article VI of the By-Laws to read as follows:
               "The Corporation shall indemnify each director and officer of the Corporation, his heirs, executors, administrators and personal representatives, against any and all liabilities, judgments, fines, penalties and claims (including amounts paid in settlement) imposed upon or asserted against him by reason of his being or having been an officer or director of the Corporation or of any other corporation in which he served or serves as a director or officer pursuant to the written request of the Corporation (whether or not he continues to be an officer or director at the time of such imposition or assertion), and against all expenses (including counsel fees) reasonably incurred by him in connection therewith, except in respect of matters as to which he shall have been finally adjudged to be liable by reason of having been guilty of negligence or misconduct in the performance of his duty as such director or officer. In the event of any other judgment against such officer or director or in the event of a settlement, the indemnification shall be made only if the Corporation shall be advised (a) by the Board of Directors, in case none of the persons involved shall then be a director of the Corporation, or (b) by independent counsel appointed by the Board of Directors, in case any of the persons involved shall then be a director of the Corporation, that in its or his opinion, as the case may be, such director or officer was not guilty of negligence or misconduct in the performance of his duty, and, in the event of a settlement, that such settlement was, or, if still to be made, would be, in the best interests of the Corporation. If the determination is to be made by the Board of Directors, it may rely, as to all questions of law, upon the advice of independent counsel. The foregoing right of indemnification shall not be exclusive of other rights to which any director or officer may be entitled as a matter of law or otherwise."
     (c) The meeting of the Board of Directors at which the amendment was found to be in the best interests of the Corporation and directed to be submitted to a vote at a meeting of stockholders was held on the 18th day of October, 1967.
Notice was given to each stockholder of record entitled to vote on the 15th day of December, 1967, such notice being given more than twenty-five and less than fifty days before the date of the meeting and was given in the manner provided in this Act, and was accompanied by a copy of the proposed amendment; the date of the adoption of the amendment by the stockholders was the 15th day of January, 1968.
     (d) The number of shares outstanding and the number of shares entitled to vote on the amendment was 560,000 shares; all shares being common stock of no par value, there was no class entitled to vote thereon as a class.
     (e) The number of shares present in person or by proxy voted for the amendment was 441,265 shares and none against such amendment.
     (f) Such amendment does not effect a change in the amount of stated capital.
     (g) Such amendment does not effect a restatement of the Articles of Incorporation.
     Witness the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 20th day of January, 1968.

                         ROANOKE ELECTRIC STEEL CORPORATION

                         BY          William M. Meador
                                        President

ATTEST:
Donald G. Smith
  Secretary

STATE OF VIRGINIA   )
                    )    To-Wit:
COUNTY OF ROANOKE   )


     I, Paul D. Sturgill, a Notary Public in and for the County of Roanoke, State of Virginia, do hereby certify that William M. Meador, and Donald G. Smith, President and Secretary respectively of Roanoke Electric Steel Corporation, have this day personally appeared before me and executed the foregoing Articles of Amendment, and made oath that the matters therein stated are true and correct.
     Given under my hand this 20th day of January, 1968. My commission expires April 4, 1968.
                                      Paul D. Sturgill
                                        Notary Public


                     ARTICLES OF AMENDMENT

                           TO BY-LAWS

              OF ROANOKE ELECTRIC STEEL CORPORATION


          Pursuant to Section 13.1 - 24, Code of Virginia, 1950, as amended, Roanoke Electric Steel Corporation executes Articles of Amendment to its By-Laws as follows:
     (a)  The name of the Corporation is ROANOKE ELECTRIC STEEL
CORPORATION.
     (b) The amendment so adopted adds a new by-law, which would be new Article VII, to read as follows:
               "The power to alter, amend or repeal the By-laws or adopt new by-laws shall be vested in the Board of Directors. But by-laws made by the Board of Directors may be repealed or changed, and new by-laws made, by the stockholders and the stockholders may prescribe that any by-law made by them shall not be altered, amended or repealed by the Directors."
     (c) The meeting of the Board of Directors at which the amendment was found to be in the best interests of the Corporation and directed to be submitted to a vote at a meeting of stockholders was held on the 18th day of October, 1967.
Notice was given to each stockholder of record entitled to vote on the 15th day of December, 1967, such notice being given more than twenty-five and less than fifty days before the date of the meeting and was given in the manner provided in this Act, and was accompanied by a copy of the proposed amendment; the date of the adoption of the amendment by the stockholders was the 15th day of January, 1968.
     (d) The number of shares outstanding and the number of shares entitled to vote on the amendment was 560,000 shares; all shares being common stock of no par value, there was no class entitled to vote thereon as a class.
     (e) The number of shares present in person or by proxy voted for the amendment was 441,265 shares and none against such amendment.
     (f) Such amendment does not effect a change in the amount of stated capital.
     (g) Such amendment does not effect a restatement of the Articles of Incorporation.

     Witness the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 20th day of January, 1968.

                              ROANOKE ELECTRIC STEEL CORPORATION


                              BY       William M. Meador
                                          President

ATTEST:
Donald G. Smith
  Secretary


STATE OF VIRGINIA   )
                    )    To-Wit:
COUNTY OF ROANOKE   )

     I, Paul D. Sturgill, a Notary Public in and for the County of Roanoke, State of Virginia, do hereby certify that William M.Meador, and Donald G. Smith, President and Secretary respectively of Roanoke Electric Steel Corporation, have this day personally appeared before me and executed the foregoing Articles of Amendment, and made oath that the matters therein stated are true and correct.
     Given under my hand this 20th day of January, 1968. My commission expires April 4, 1968.

                                        Paul D. Sturgill
                                          Notary Public


                      ARTICLES OF AMENDMENT

                           TO BY-LAWS

              OF ROANOKE ELECTRIC STEEL CORPORATION


          Pursuant to Section 13.1-24 of the Code of Virginia and
 Article VII of the By-Laws of Roanoke Electric Steel Corporation, The Board of Directors of Roanoke Electric Steel Corporation hereby amends the By-Laws of the Corporation as follows:
          (a) Section 2 of Article V is amended by inserting "(subject to such restrictions as may be placed upon the transfer of shares under the terms of the following section)" between "transferable" and "by".
          (b) Section 3 of Article V is amended by adding to the end of such section the following sentence: "The Board of Directors may place such restrictions upon the transferability of all or part of the shares of the capital stock of the Corporation as may be necessary in the opinion of the Board to insure that any issue of stock by the Corporation will comply with applicable federal and state securities laws and with the terms of any agreement of merger or other corporate reorganization duly approved by the Board."
          (c) The meeting of the Board of Directors at which the amendment was found to be in the best interest of the Corporation was held on the 19th day of August, 1975.
          Witness the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 19th day of August, 1975.
                              ROANOKE ELECTRIC STEEL CORPORATION

                              By          William M. Meador
                                             President
ATTEST:
Donald G. Smith
   Secretary


                      ARTICLES OF AMENDMENT

                           TO BY-LAWS

              OF ROANOKE ELECTRIC STEEL CORPORATION

          Pursuant to Section 13.1-24 of the Code of Virginia and
Article VII of the By-Laws of Roanoke Electric Steel
Corporation, the Board of Directors of Roanoke Electric Steel Corporation executes Articles of Amendment to its By-Laws as follows:
          (a)  The name of the Corporation is ROANOKE ELECTRIC
STEEL CORPORATION.
          (b)  The amendment so adopted amends Section 1 of
Article III to read as follows:
          "The business and property of the Corporation shall be managed and controlled by a Board of not less than five, nor more than ten Directors. The Directors shall be elected by ballot, by a majority of the Stockholders present and voting in person or by proxy, at each annual meeting of the Stockholders, and shall be elected to serve for a term of one (1) year and until their successors shall be elected and shall qualify."
          (c) The meeting of the Board of Directors at which the amendment was found to be in the best interest of the Corporation was held on the 16th day of September, 1975.
          Witness the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 16th day of September, 1975.

                              ROANOKE ELECTRIC STEEL CORPORATION

                              By           William M. Meador
                                               President

ATTEST:
Donald G. Smith
   Secretary


                      ARTICLES OF AMENDMENT

                           TO BY-LAWS

              OF ROANOKE ELECTRIC STEEL CORPORATION


          Pursuant to Section 13.1-24 of the Code of Virginia and
Article VII of the By-Laws of Roanoke Electric Steel
Corporation, the Board of Directors of Roanoke Electric Steel Corporation executes Articles of Amendment to its By-Laws as follows:
          (a)  The name of the Corporation is ROANOKE ELECTRIC
STEEL CORPORATION.
          (b)  The amendment so adopted amends Section 1 of
Article III to read as follows:
          "The business and property of the Corporation shall be managed and controlled by a Board of not less than five, nor more than eleven Directors. The Directors shall be elected by ballot, by a majority of the Stockholders present and voting in person or by proxy, at each annual meeting of the Stockholders, and shall be elected to serve for a term of one (1) year and until their successors shall be elected and shall qualify."
          (c) The meeting of the Board of Directors at which the amendment was found to be in the best interest of the Corporation was held on the 17th day of April 1984.
          Witness the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 17th day of April 1984.

                              ROANOKE ELECTRIC STEEL CORPORATION

                              By           William M. Meador
                                               President

ATTEST:
Donald G. Smith
  Secretary


               ARTICLES OF AMENDMENT TO BYLAWS OF
               ROANOKE ELECTRIC STEEL CORPORATION


     Pursuant to Section 13.1-24 of the Code of Virginia and
Article VII of the Bylaws of Roanoke Electric Steel Corporation, the Board of Directors of Roanoke Electric Steel Corporation hereby executes and approves these Articles of Amendment to its Bylaws as follows:

     (a) Article III, "Board of Directors", is hereby amended by the addition of Section 9 as follows:

          Section 9 - Executive Committee and Other Committees

          The Board of Directors of the Corporation, by resolution adopted by a majority of the Directors in office, may designate an Executive Committee and/or such other committees as from time to time shall be deemed necessary and appropriate. The
          Executive Committee shall be composed of two or more Directors of the Corporation, appointed by the Board of Directors, and, to the extent provided in such resolution, shall have and exercise all of the authority of the Board of Directors except to approve an amendment of the Articles of Incorporation, a plan of merger or consolidation, a plan of exchange under which the Corporation would be acquired, the sale, lease or exchange, or the mortgage or pledge of for a consideration other than money, of all or substantially all of the property and assets of the Corporation otherwise than in the ordinary and regular course of business, the voluntary dissolution of the Corporation, or revocation of voluntary dissolution proceedings. Other committees consisting of two or more Directors, appointed by the Board of Directors, may be designated by resolution adopted by a majority of the Directors present at a meeting at which a quorum is present. Upon designation of any committee, including the Executive
          Committee, the Board of Directors shall
          appoint a chairman thereof.

     (b) A meeting of the Board of Directors at which this Amendment was found to be in the best interest of the Corporation was held January 29, 1985. A majority of the Board of Directors then in office voted in favor of the Amendment.
     WITNESS the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary of, this 29th day of January, 1985.




                              ROANOKE ELECTRIC STEEL CORPORATION

                              By           Donald G. Smith



Attest: Thomas J. Crawford
            Secretary


                    ARTICLES OF AMENDMENT TO BYLAWS OF
                    ROANOKE ELECTRIC STEEL CORPORATION


     Pursuant to Section 13.1-714 of the Code of Virginia, 1950, as amended, and Article VII of the Bylaws of Roanoke Electric Steel Corporation, the Board of Directors of Roanoke Electric Steel Corporation hereby executes and approves these Articles of Amendment to its Bylaws as follows:
     (a) Article IV, Section 1 is hereby amended to read as follows:
               Section 1 - Officers - The officers of the
          Corporation shall be a Chairman of the Board of Directors, a President, a Vice President, an
          Assistant Vice President, a Secretary and a
          Treasurer. The Board of Directors may, in its discretion, elect more than one Vice President, more than one Assistant Vice President, and an Assistant Secretary and Assistant Treasurer. The same individual may simultaneously hold more than one office in the Corporation. The officers shall be elected at each annual meeting of the Board of Directors for a term of one (1) year or until removed by a majority vote of the entire
          Board of Directors.
     (b) Article IV, Section 2 (c) is hereby amended to read as follows:
          (c) Vice President and Assistant Vice President - The Vice President(s) and Assistant Vice President(s) shall have the powers and perform such duties as may be delegated to him or them by the Board of Directors. In the absence or disability of the President, the senior Vice President may perform the duties and exercise the powers of the President.
     (c) The meeting of the Board of Directors at which these Amendments were found to be in the best interest of the Corporation was held October 18, 1988. The majority of the Board of Directors then in office voted in favor of the Amendments.
The Amendments were ratified by a majority of the Board of Directors at its meeting on November 15, 1988.



     WITNESS the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 15th day of November, 1988.

                              ROANOKE ELECTRIC STEEL CORPORATION

                              By   Donald G. Smith
                                      President


ATTEST:
Thomas J. Crawford
   Secretary


                ARTICLES OF AMENDMENT TO BYLAWS
                               OF
               ROANOKE ELECTRIC STEEL CORPORATION

     Pursuant to Section 13.1-714 of the Code of Virginia, 1950, as amended, and Article VII of the Bylaws of Roanoke Electric Steel Corporation, the Board of Directors of Roanoke Electric Steel Corporation hereby executes and approves these Articles of Amendment to its Bylaws as follows:

     (a) Section 1 of Article IV of the Bylaws is hereby amended in its entirety to read as follows:

          "Section 1 - Officers - The officers of the
          Corporation shall be a Chairman of the Board of Directors, a President, a Vice President, an Assistant Vice President, a Secretary and a Treasurer and such other officers as the Board may by resolution appoint. The same individual may simultaneously hold more than one office in the Corporation.
          The Board of Directors may, in its
          discretion, elect more than one Vice
          President, more than one Assistant Vice
          President, and an Assistant Secretary and Assistant Treasurer. The officers shall be elected at each annual meeting of the Board of Directors and shall be elected to serve for a term of one (1) year or until removed by a majority vote of the entire Board of Directors."

     (b) The meeting of the Board of Directors at which this Amendment was found to be in the best interests of the Corporation was held on November 16, 1993. The majority of the members of the Board of Directors then in office voted in favor of the Amendment.

     WITNESS the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 16th day of November, 1993.

                              ROANOKE ELECTRIC STEEL CORPORATION

                              By:          Donald G. Smith
                                              President

ATTEST:
Thomas J. Crawford
    Secretary


                      ARTICLES OF AMENDMENT

                           TO BY-LAWS

              OF ROANOKE ELECTRIC STEEL CORPORATION


     Pursuant to Section 13.1-714 of the Code of Virginia and
Article VII of the By-Laws of Roanoke Electric Steel Corporation, the Board of Directors of Roanoke Electric Steel Corporation executes Articles of Amendment to its By-Laws as follows:

          (a)  The name of the Corporation is Roanoke Electric
Steel Corporation.

          (b)  The amendment so adopted (the "Amendment") amends
Section 1 of Article II to read as follows:

               "Section 1 - Annual Meeting - The annual meeting of the Stockholders of the Corporation shall be held on the third
Tuesday in February of each year, or on such other date as the Board of Directors may determine."

          (c) The Amendment also amends Section 3 of Article III to read as follows:

               "Section 3 - Annual Meeting - The annual meeting of the Board of Directors of the Corporation shall be held immediately following the annual meeting of Stockholders, or at such other time as the Board of Directors may determine."

          (d) The meeting of the Board of Directors at which the Amendment was found to be in the best interest of the Corporation was held on the 19th day of September, 1995.

     Witness the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 19th day of September, 1995.

                              ROANOKE ELECTRIC STEEL CORPORATION

                              By          Donald G. Smith
                                             President

ATTEST:
Thomas J. Crawford
   Secretary


                      ARTICLES OF AMENDMENT

                           TO BY-LAWS

              OF ROANOKE ELECTRIC STEEL CORPORATION


     Pursuant to Section 13.1-714 of the Code of Virginia and
Article VII of the By-Laws of Roanoke Electric Steel Corporation, the Board of Directors of Roanoke Electric Steel Corporation executes Articles of Amendment to its Bylaws as follows:

          A.   The name of the Corporation is Roanoke Electric
Steel Corporation.

          B.   The Amendment so adopted (the "Amendment") amends
Section 1 of Article III to read as follows:

               "Section 1 - Number and Term of Office. The number of directors of the Corporation shall be nine. The directors shall be divided into three classes (A, B and C) as nearly equal in number as possible. The initial term of office for members of Class A shall expire at the annual meeting of stockholders in 1997; the initial term of office for members of Class B shall expire at the annual meeting of stockholders in 1998; and the initial term of office for members of Class C shall expire at the annual meeting of stockholders in 1999. At each annual meeting of stockholders following such initial classification and election, directors elected to succeed those directors whose terms expire after their election and shall continue to hold office until their respective successors are elected and qualify."

          C. The Amendment also amends Section 2 of Article III to read as follows:

               "Section 2 - Vacancies.  Newly-created
directorships resulting from an increase in the number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office, or other cause shall be filled by the affirmative vote of a majority of the directors then in office, whether or not a quorum. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director. A director may be removed from office only for cause."

          D. The meeting of the Board of Directors at which the Amendmen was found to be in the best interest of the Corporation was held on the 15 day of October, 1996.


     WITNESS the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 15 day of October, 1996.

                         ROANOKE ELECTRIC STEEL CORPORATION

                         By  Donald G. Smith
                                President



Attest:

Thomas J. Crawford
Secretary

                      ARTICLES OF AMENDMENT

                           TO BY-LAWS

              OF ROANOKE ELECTRIC STEEL CORPORATION


     Pursuant to Section 13.1-714 of the Code of Virginia and
Article VII of the By-Laws of Roanoke Electric Steel Corporation, the Board of Directors of Roanoke Electric Steel Corporation executes Articles of Amendment to its Bylaws as follows:

          A.   The name of the Corporation is Roanoke Electric
Steel Corporation.

          B.   The Amendment so adopted (the "Amendment") amends
Section 1 of Article III to read as follows:

               "Section 1 - Number and Term of Office. The number of directors of the Corporation shall be ten. The directors shall be divided into three classes (A, B, and C) as nearly equal in number as possible. The initial term of office for members of Class A shall expire at the annual meeting of stockholders in 1997; the initial term of office for members of Class B shall expire at the annual meeting of stockholders in 1998; and the initial term of office for members of Class C shall expire at the annual meeting of stockholders in 1999. At each annual meeting of stockholders following such initial classification and election, directors elected to succeed those directors whose terms expire after their election shall continue to hold office until their respective successors are elected and qualify."

          C. The meeting of the Board of Directors at which the Amendment was found to be in the best interest of the Corporation was held on the 15 day of April, 1997.

     Witness the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 15 day of April, 1997.

                         ROANOKE ELECTRIC STEEL CORPORATION

                         By   Donald G. Smith
                                 President

ATTEST:
Thomas J. Crawford
Secretary


                      ARTICLES OF AMENDMENT

                           TO BY-LAWS

              OF ROANOKE ELECTRIC STEEL CORPORATION


     Pursuant to Section 13.1-714 of the Code of Virginia and
Article VII of the By-Laws of Roanoke Electric Steel Corporation, the Board of Directors of Roanoke Electric Steel Corporation executes Articles of Amendment to its Bylaws as follows:

          A.   The name of the Corporation is Roanoke Electric
Steel Corporation.

          B.   The Amendment so adopted (the "Amendment") amends
Section 1 of Article III to read as follows:

               "Section 1 - Number and Term of Office. The number of directors of the Corporation shall be eight. The directors shall be divided into three classes (A, B, and C) as nearly equal in number as possible. The initial term of office for members of Class A shall expire at the annual meeting of stockholders in 1997; the initial term of office for members of Class B shall expire at the annual meeting of stockholders in 1998; and the initial term of office for members of Class C shall expire at the annual meeting of stockholders in 1999. At each annual meeting of stockholders following such initial classification and election, directors elected to succeed those directors whose terms expire after their election shall continue to hold office until their respective successors are elected and qualify."

          C. The meeting of the Board of Directors at which the Amendment was found to be in the best interest of the Corporation was held on the 17 day of March, 1998.

     Witness the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 17 day of March, 1998.

                         ROANOKE ELECTRIC STEEL CORPORATION

                         By   Donald G. Smith
                                  President

ATTEST:
Thomas J. Crawford
    Secretary





                              EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE