Form 10-Q
period 1998-07-31
ROANOKE ELECTRIC STEEL CORP
filed 1998-09-11
CIK 84278

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

  (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1998

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

                     Yes    x     No


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1998, reflecting a three-for-two stock split, effective March 25, 1998.

                       11,120,288 Shares outstanding



                    ROANOKE ELECTRIC STEEL CORPORATION

                                 FORM 10-Q

                                 CONTENTS


                                                                      Page
1. Part I  -  Financial Information                                   3 - 10
   Item 1.    Financial Statements

        a.    Consolidated Balance Sheets                             3
        b.    Consolidated Statements of Earnings                     4
        c.    Consolidated Statements of Cash Flows                   5
        d.    Notes to Consolidated Financial Statements              6
        e.    Independent Accountants' Report                         7


   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    8 - 10


   Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                      11


2. Part II  - Other Information                                       12
   Item 1.   Legal Proceedings                                        12
   Item 6.   Exhibits and Reports on Form 8-K                         12


3. Signatures                                                         13


4. Exhibit Index pursuant to Regulation S-K                           14


5. Exhibits

     a.   Financial Data Schedule                                     15



                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                       ROANOKE ELECTRIC STEEL CORPORATION

                          Consolidated Balance Sheets
                                     ASSETS
                                                                              (Unaudited)
                                                                                July 31,           October 31,
                                                                                  1998                1997
CURRENT ASSETS
    Cash and cash equivalents                                            $     11,916,660    $      8,844,537
    Investments                                                                11,059,331           7,815,682
    Accounts receivable                                                        39,872,227          38,786,302
    Inventories                                                                33,814,044          36,814,417
    Prepaid expenses                                                            2,191,524           1,900,338
    Deferred income taxes                                                       1,211,881           1,211,881
         Total current assets                                                 100,065,667          95,373,157
PROPERTY, PLANT AND EQUIPMENT
    Land                                                                        4,310,632           4,313,060
    Buildings                                                                  19,028,231          18,874,555
    Other property and equipment                                              122,412,891         119,266,483
    Assets under construction                                                   5,681,467             921,581
         Total                                                                151,433,221         143,375,679
    Less--accumulated depreciation                                             68,846,434          62,077,810
         Property, plant and equipment, net                                    82,586,787          81,297,869
OTHER ASSETS                                                                      172,389             189,193
TOTAL ASSETS                                                             $    182,824,843    $    176,860,219

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                                    $      4,250,000    $      4,250,000
    Accounts payable                                                           15,496,601          13,050,874
    Dividends payable                                                           1,056,427             971,639
    Employees' taxes withheld                                                     207,477             151,085
    Accrued profit sharing contribution                                         4,054,087           4,910,443
    Accrued wages and expenses                                                  2,528,980           2,938,065
    Accrued income taxes                                                          733,805           1,072,258
         Total current liabilities                                             28,327,377          27,344,364
LONG-TERM DEBT
    Notes payable                                                              29,604,167          32,791,667
    Less--current portion                                                       4,250,000           4,250,000
         Total long-term debt                                                  25,354,167          28,541,667
POSTRETIREMENT LIABILITIES                                                      1,218,043             990,809
DEFERRED INCOME TAXES                                                          13,784,110          13,547,110
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized 20,000,000 shares,
         issued 12,393,402 shares in 1998 and 13,544,977 in 1997                2,727,944           2,349,179
    Capital in excess of stated value                                             -                 9,349,429
    Retained earnings                                                         112,231,070         105,241,256
         Total                                                                114,959,014         116,939,864
    Less--treasury stock, 1,273,114 shares in 1998 and
         2,333,914 in 1997 -- at cost                                             817,868          10,503,595
         Total stockholders' equity                                           114,141,146         106,436,269
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    182,824,843    $    176,860,219

The accompanying notes to consolidated financial statements are an integral part of this statement.


                                    ROANOKE ELECTRIC STEEL CORPORATION

                                    Consolidated Statements of Earnings


                                                    (Unaudited)                      (Unaudited)
                                                 Three Months Ended               Nine Months Ended
                                                       July 31,                          July 31,
                                                 1998            1997              1998             1997

SALES                                     $   73,119,315  $   68,768,769   $   218,501,980  $   188,420,399

COST OF SALES                                 58,937,231      55,187,551       178,017,296      153,657,173

GROSS EARNINGS                                14,182,084      13,581,218        40,484,684       34,763,226


OTHER OPERATING EXPENSES
   Administrative                              4,817,725       4,586,175        14,133,889       12,945,279
   Interest, net                                 220,246         396,639           772,274        1,286,335
   Profit sharing                              1,632,545       1,441,043         4,262,493        3,320,313
     Total                                     6,670,516       6,423,857        19,168,656       17,551,927

EARNINGS BEFORE INCOME TAXES                   7,511,568       7,157,361        21,316,028       17,211,299

INCOME TAX EXPENSE                             3,002,119       2,857,809         8,516,592        6,868,003

NET EARNINGS                              $    4,509,449  $    4,299,552   $    12,799,436  $    10,343,296

Weighted average number of
     common shares outstanding: *
          Basic                               11,107,558      11,229,526        11,147,781       11,242,186
          Diluted                             11,245,565      11,308,341        11,276,051       11,305,803

Net earnings per share of common stock:
          Basic                           $         0.41  $         0.38   $          1.15  $          0.92
          Diluted                         $         0.40  $         0.38   $          1.14  $          0.91

Cash dividends per share of common stock  $        0.095  $        0.087   $         0.277  $         0.247


* Adjusted for three-for-two stock split effective March 25, 1998.

The accompanying notes to consolidated financial statements are an integral part of this statement.


                                  ROANOKE ELECTRIC STEEL CORPORATION

                                 Consolidated Statements of Cash Flows

                                                                                     (Unaudited)
                                                                                  Nine Months Ended
                                                                                       July 31,
                                                                                1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                             $   12,799,436   $   10,343,296
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Postretirement liabilities                                                 227,234          185,978
     Depreciation and amortization                                            6,890,501        7,099,106
     (Gain) loss on sale of investments and property, plant and equipment       (13,081)           4,207
     Deferred income taxes                                                      237,000          664,000
     Changes in assets and liabilities which provided
       (used) cash, exclusive of changes shown separately                     2,521,487        1,957,353
Net cash provided by operating activities                                    22,662,577       20,253,940

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                             (8,141,975)      (5,704,791)
  Proceeds from sale of property, plant and equipment                               300              100
  Purchase of investments                                                    (3,251,508)      (2,151,663)
Net cash used in investing activities                                       (11,393,183)      (7,856,354)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends                                                             (3,085,621)      (2,767,856)
  Increase in dividends payable                                                  84,788           64,088
  Proceeds from exercise of common stock options                                378,765          161,850
  Payment of long-term debt                                                  (3,187,500)      (5,687,500)
  Repurchase of common stock                                                 (2,387,703)      (1,572,778)
Net cash used in financing activities                                        (8,197,271)      (9,802,196)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     3,072,123        2,595,390

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                8,844,537        1,038,689

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   11,916,660   $    3,634,079

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     (Increase) decrease in accounts receivable                          $   (1,085,925)  $    2,271,260
     (Increase) decrease in inventories                                       3,000,373         (651,536)
     (Increase) decrease in prepaid expenses                                   (291,186)      (1,379,538)
     Increase (decrease) in accounts payable                                  2,445,727        3,119,693
     Increase (decrease) in employees' taxes withheld                            56,392         (181,088)
     Increase (decrease) in accrued profit sharing contribution                (856,356)        (690,612)
     Increase (decrease) in accrued wages and expenses                         (409,085)        (543,753)
     Increase (decrease) in accrued income taxes                               (338,453)          12,927
Total                                                                    $    2,521,487   $    1,957,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                               $    1,609,994   $    1,805,026
  Income taxes                                                           $    8,618,045   $    6,191,077

The accompanying notes to consolidated financial statements are an integral part of this statement.



                    ROANOKE ELECTRIC STEEL CORPORATION

                Notes to Consolidated Financial Statements

                               July 31, 1998

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 1998 and the results of operations for the three months and nine months ended July 31, 1998 and 1997 and cash flows for the nine months ended July 31, 1998 and 1997.

Note 2.  Inventories include the following major classifications:

                                  (Unaudited)
                                   July 31,      October 31,
                                     1998           1997
        Scrap Steel             $  5,858,150   $  7,579,552
        Melt Supplies              2,508,782      2,212,939
        Billets                    2,421,416      5,960,432
        Mill Supplies              3,237,228      3,484,688
        Finished Steel            19,788,468     17,576,806
        Total Inventories       $ 33,814,044   $ 36,814,417



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

Note 6. The Registrant retired all of its treasury stock applicable to the shares acquired through its recent common stock repurchase plan.




DELOITTE & TOUCHE LLP
Suite 1401                                       Telephone:   (336) 721-2300
500 West Fifth Street                            Facsimile:   (336) 721-2301
Winston-Salem, North Carolina 27152


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of
Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of July 31, 1998, the related consolidated statements of earnings and cash flows for the three-month and nine-month periods ended July 31, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

August 25, 1998

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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                     Comparison of Increases (Decreases)
                                  Three Months Ended      Nine Months Ended
                                        July 31,               July 31,
                                     1998 and 1997         1998 and 1997
                                    Amount   Percent      Amount     Percent
Sales                              4,350,546   6.3       30,081,581    16.0
Cost of Sales                      3,749,680   6.8       24,360,123    15.9
Administrative Expenses              231,550   5.0        1,188,610     9.2
Interest Expense                   (176,393) (44.5)        (514,061)  (40.0)
Profit Sharing Expense               191,502  13.3          942,180    28.4
Earnings before Income Taxes         354,207   4.9        4,104,729    23.8
Income Tax Expense                   144,310   5.0        1,648,589    24.0
Net Earnings                         209,897   4.9        2,456,140    23.7


Sales increased for both the nine month and three month periods compared as a result of significant increases in tons shipped of fabricated products and billets, combined with improved selling prices for merchant bar products and billets, even though bar product shipment levels declined. Fabricated product selling prices favorably impacted the three month period, but were flat for the nine months compared. Strong domestic demand and lower excess billet availability in the market resulted in the significant increase in billet shipments. Shipments of fabricated products increased substantially, due both to increased activity and an easing of competitive conditions within the commercial construction industry. The improvement in bar product selling prices, during both periods compared, was due to stronger market conditions which prompted a number of industry-wide price increases during the year. Scrap price changes normally trigger changes in billet pricing; therefore, rising scrap prices during the nine month period brought about higher billet selling prices, while scrap prices trended downward for the quarter, causing billet prices to be nearly flat. During both periods compared, excess inventories or inventory adjustments at steel services centers have caused temporary reductions in tons shipped of bar products, as market conditions and backlogs remained strong. Fabricated product selling prices increased for the quarter, influenced mainly by higher raw material costs and improved market conditions which, in turn, offset earlier price reductions caused by business conditions resulting in flat selling prices for the nine months. Cost of sales increased for both the nine month and three month periods compared mainly as a result of the increased tons shipped of billets and fabricated products, together with an increase in the cost of scrap steel, our main raw material. Gross profit as a percentage of sales increased from 18.4% to 18.5% for the nine months compared, primarily as a result of the higher selling prices for both mill products and billets and increased raw steel, bar and fabricated production levels which reduced unit costs for fixed expenses, and more than offset the higher scrap costs. Gross profit as a percentage of sales declined from 19.7% to 19.4% for the three months compared due mainly to the higher scrap costs and growth in the lower margin billet shipments, in spite of the positive effect of increased raw steel production on fixed costs and improved prices for all product classes. In addition, interruptions of power supply during June and July, due to extreme temperatures, had a slight negative effect on production and margins. For both periods compared, the increase in gross profit margins for mill products, together with increased volume of fabricated product and billet shipments caused the improvement in both gross profit and net earnings. Administrative expenses increased in both periods compared mainly as a result of increased executive and other compensation, in accordance with various incentive arrangements based on earnings and production, and higher professional fees. However, current year administrative expenses, as a percentage of sales, dropped by .4% and .1% from the nine month and three month 1997 periods, respectively. Interest expense decreased in both periods compared primarily due to reduced average borrowings and increased capitalized interest and interest income, as interest rates were unchanged. Profit sharing expense, computed as a percentage of pre-tax income, increased in both periods compared as a result of the improvements in earnings. The effective income tax rate was relatively constant for both periods compared.

Working capital increased $3,709,497 during the period to $71,738,290 mainly as a result of working capital provided from operations exceeding capital expenditures, dividends, debt maturities and repurchases of common stock amounting to $8,141,975, $3,085,621, $3,187,500 and $2,387,703,
respectively. The current ratio of 3.5 to 1 and the quick ratio of 2.2 to 1 both indicate very sound liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments increased $6,315,772 during the period to $22,975,991. Our $30,000,000 revolver, unused at July 31, 1998, provides the liquidity and capital resources necessary to maintain our competitive position and ensure future growth.

In July, the Company approved additional repurchases of up to 750,000 shares of the Company's common stock. The previous repurchase program, completed earlier this year, returned $11,696,430 to shareholders with the repurchase of 749,200 shares. At July 31, 1998, there were commitments for the purchase of property, plant and equipment amounting to $8,164,331, including $5 million for new state-of-the-art stacking and bundling equipment, expected to be in operation by mid-1999 with anticipated improvements in rolling mill productivity and efficiency. These commitments and the stock repurchase program will affect future liquidity and will be financed from internally generated funds and the use of the revolver mentioned above.

During the period, the ratio of debt to equity improved to .60 to 1, and the percentage of long-term debt to total capital decreased from 21.1% to 18.2%, due to current maturities reducing long-term debt by $3,187,500, while stockholders' equity increased as net earnings of $12,799,436 exceeded dividends of $3,085,621 and common stock repurchases of $2,387,703.

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include economic and industry conditions, availability and prices of supplies, prices of steel products, competition, governmental regulations, interest rates, inflation, labor relations, environmental concerns, the ability of the Company and its customers and vendors to address effectively Year 2000 issues, and others.

Since 1997, the Company has been diligently involved in converting our computer hardware and software to be Year 2000 compliant. It has been assigned the highest priority within our information systems area utilizing all internal personnel available. External resources have been added to assist in the task and continue ongoing projects. We have identified the systems in our manufacturing facilities and offices that may be affected and established a completion goal of December 31, 1998. Conversion of a number of systems has been completed on schedule. To ensure compliance by third-party software vendors, we are requesting in writing from our vendors confirmation of their Year 2000 compliance. We have also purchased analytical tools to check not only our computers for compliance, but also loaded software. The Company has sent compliance questionnaires to its major suppliers to assess their readiness and our needs to seek alternate suppliers. We have not totally assessed the risks of Year 2000 issues, nor have we developed any contingency plans. We plan to utilize all of 1999 for such matters and testing our conversions. The estimated costs of Year 2000 issues are approximately $300,000 and are not expected to have a material effect on results of operations, liquidity or capital resources.


                              PART I - ITEM 3

                 QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in Form 10-K for fiscal year ended October 31,1997, as previously filed with the commission. There has been no material changes to that information required to be disclosed in this 3rd quarter 10-Q filing.


                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by Registrant on Form 10-K for fiscal year ended October 31, 1997 and Forms 10-Q for the quarters ended January 31, 1998 and April 30, 1998, as previously filed with the commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits.

            (27)      Financial Data Schedule

     b. Reports on Form 8-K.

          A report on Form 8-K was filed July 22, 1998, during the quarter for which this report is filed, stating that the Registrant had approved the repurchase of up to 750,000 shares of the Company's common stock, both in the open market and in privately negotiated transactions, as the Company deems appropriate. The repurchased shares, to be held as authorized and unissued shares, will be available for general corporate purposes.

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


                              ROANOKE ELECTRIC STEEL CORPORATION
                                           Registrant



Date  08/25/98                            Donald G. Smith
                                Donald G. Smith, Chairman, President,
                                Treasurer and Chief Executive Officer
                                   (Principal Financial Officer)



Date 08/25/98                             John E. Morris
                                John E. Morris, Vice President-Finance
                                        and Assistant Treasurer
                                      (Chief Accounting Officer)




                               EXHIBIT INDEX


Exhibit No.                    Exhibit                         Page

  (27)                        Financial Data Schedule           15




                              EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE