Form 10-K
period 1998-10-31
ROANOKE ELECTRIC STEEL CORP
filed 1998-12-14
CIK 84278

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 FORM 10-K

         (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended October 31, 1998

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



State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.

     Aggregate market value at November 30, 1998:      $150,806,409

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 1998.

                       11,075,888    Shares outstanding

Portions of the following documents are incorporated by reference:

     (1) 1998 Annual Report to Stockholders in Part II.

     (2) Proxy Statement dated December 28, 1998 in Part III.


                                  PART I

ITEM 1.  BUSINESS
     (a) General Development of Business.
          During the fiscal year ended October 31, 1998, the Registrant continued for the most part to operate its business as it has the past four years by manufacturing merchant steel bar products, fabricating open-web steel joists and concrete reinforcing steel, and extracting scrap steel and other materials from junked automobiles. Roanoke Technical Treatment & Services, Inc., a Roanoke, Virginia subsidiary, was formed in 1990 to license a process for the treatment of electric arc furnace dust, and currently is uncertain as to a specific time for start-up. During fiscal year 1994, the Registrant's auto shredding subsidiary, Shredded Products Corporation, completed construction of a modern facility in Rocky Mount, Virginia, and in November 1994 began operations at this locality, at a total investment in excess of $8,000,000 for plant and equipment. This facility, with its own landfill, is providing considerable savings in waste disposal costs. In addition, cost savings and better metal recoveries are being achieved through the use of the more technologically advanced equipment. During the later part of 1996, the Registrant, at its main plant, completed the installation of a new ladle refining furnace and the upgrade of an electric arc furnace, for approximately $17,000,000. With this new state-of-the-art equipment in operation, the Registrant has increased raw steel production, improved quality, reduced production costs and improved operating efficiencies. Also in 1996, the Registrant closed on an unsecured $60,000,000 credit facility with a syndicate of lenders. The facility was comprised of a $30,000,000 ten-year term loan and a $30,000,000 five-year revolver. The term loan was used to purchase additional equipment and refinance debt at much lower interest rates. The revolver replaced lines of credit that were not legally binding. This restructuring of debt provided the Registrant with the capital resources necessary to maintain its competitive position and ensure future growth.
In January 1996, Socar, Inc., a South Carolina subsidiary, sold its long-time idle plant in Bucyrus, Ohio to the unaffiliated manufacturer who had been leasing the facility for several years under a lease-purchase agreement, for a final settlement price of $130,000. The other subsidiaries of the Registrant, John W. Hancock, Jr., Inc. and RESCO Steel Products Corporation, have had no material changes in operations or in the mode of conducting their business for the past five years. John W. Hancock, Jr. founded both the Hancock joist subsidiary and its parent, Roanoke Electric Steel Corporation, and served on the Registrant's Board of Directors as Chairman of the Executive Committee until his death in March 1994.
     After the close of fiscal 1998, the Registrant announced that it will, pursuant to an agreement signed November 10, 1998, acquire, through a tender offer followed by a merger, Steel of West Virginia, Inc. ("SWVA"), a Huntington, West Virginia, steel manufacturer. The transaction contemplates that the Registrant will pay $10.75 per share of each outstanding share of common stock of SWVA, on a fully-diluted basis, and assume all of SWVA's indebtedness, in a transaction worth


                                  PART I
                                 (con'd.)

approximately $116.7 million. The transaction has been unanimously approved by the Boards of Directors of both companies, and the Board of SWVA has recommended that its shareholders accept the Registrant's offer. The offer is subject to customary conditions, including the tender of a majority of the shares of SWVA common stock and termination of the Hart-Scott-Rodino waiting period. Through the merger, SWVA will become a wholly-owned subsidiary of Roanoke Electric Steel Corporation, and each share of SWVA common stock not purchased in the offer will be converted to the right to receive the cash price paid per share in the offer. The obligations of Roanoke Electric Steel Corporation are not subject to any financing condition. However, a bank syndicate has been arranged for financing the transaction. As part of the transaction, SWVA has granted an option to the Registrant to purchase up to 1,196,148 newly issued shares of SWVA common stock, exercisable upon the occurrence of certain events, and to pay a $5,000,000 "break-up" fee under certain circumstances. Finally, as a part of the transaction, SWVA amended its Shareholder Rights Plan to provide that Roanoke Electric Steel Corporation will not become and "Acquiring Person" or trigger the dilution provisions of that Plan by preceding with this transaction. SWVA operates a mini-mill in Huntington, West Virginia, and steel fabrication facilities in Huntington and Memphis, Tennessee. The company earned approximately $5,000,000 on sales of approximately $113,000,000 in 1997. Employment is approximately 600 in West Virginia and Tennessee. SWVA, headquartered in Huntington, West Virginia, custom designs and manufactures special steel products principally for use in the construction of truck trailers, industrial lift trucks, off-highway construction equipment (such as bulldozers and graders), manufactured housing, guard rail post and mining equipment. The Registrant and SWVA do not generally compete as regards customers and products.
     (b) Financial Information about Industry Segments.
           The Registrant's business consists of one industry segment or line of business, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products, fabricated bar joists and reinforcing bars and billets.


                                  PART I
                                 (con'd.)

                  FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
                          AND CLASSES OF PRODUCTS OR SERVICES
                                       1998          1997          1996


   Sales to Unaffiliated Customers:

       Merchant Steel              $116,226,463  $113,588,649  $104,180,746

       Bar Joists &                $121,000,869  $115,017,371  $112,572,549

       Billets                      $57,976,642   $36,502,619   $29,533,357

                                   $295,203,974  $265,108,639  $246,286,652

   Net Earnings from Operations     $19,875,409   $16,883,068   $15,414,834

   Identifiable Assets             $189,210,889  $176,860,219  $167,015,901





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

                                  PART I
                                 (con'd.)

           The Registrant's subsidiary, RESCO Steel Products Corporation, fabricates concrete reinforcing steel by cutting and bending rebars to contractors' specifications. The rebars are distributed to contractors from orders solicited by a paid sales staff and pursuant to successful bids placed directly by the subsidiary.
          (ii) The Registrant has not in fiscal 1998 introduced a new product or begun to do business in a new industry segment that will require the investment of a material amount of assets or that otherwise is material.
          (iii) The Registrant's main raw material, scrap steel, is supplied for the most part by scrap dealers within a 250 mile radius of the mill. It is purchased through the David J. Joseph Company who are scrap brokers. The Shredded Products subsidiary supplies 10,000 to 15,000 tons of scrap per month. Although scrap is generally available to the Registrant, the price of scrap steel is highly responsive to changes in demand, including demand in foreign countries as well as in the United States. The ability to maintain satisfactory profit margins in times when scrap is relatively high priced is dependent upon the levels of steel prices, which are determined by market forces. Alloys and other materials needed for the melting process are provided by various domestic and foreign companies.
           Shredded Products Corporation often experiences difficulty in purchasing scrap automobiles at a satisfactory level. Competition from an increasing number of shredding operations and reluctance by dealers to sell scrap automobiles due to market conditions are the main causes. High offering prices generally increase the supply; however, the increased cost to produce sometimes is very competitive with the price of similar scrap that can be purchased on the outside.
           Substantially all of John W. Hancock, Jr., Inc.'s steel components are purchased from the Parent, which is located conveniently nearby and, therefore such components are generally available to the Company as needed.
           RESCO Steel Products Corporation purchases most of its steel components from suppliers within its market area, determined mainly by freight cost. Such components would be generally available to the Company, since the Parent could produce and supply this raw material, as needed.
           Socar, Inc. receives most of its raw steel material from the Parent and other nearby suppliers, the determinant usually being freight cost. The availability of raw materials is not of major concern to the Company, since the Parent could supply most of its needs.
          (iv) The Registrant currently holds no patents, trade marks, licenses, franchises or concessions that are material to its business operations.
          (v)  The business of the Registrant is not seasonal.

                                  PART I
                                 (con'd.)

          (vi) The Registrant does not offer extended payment terms to its customers nor is it normally required to carry significant amounts of inventory to meet rapid delivery requirements of customers; although, at times market conditions have required the stockpiling of popular bar products for rapid delivery. Working capital practices generally remain constant during the course of business except when the Registrant determines it to be advantageous to stockpile raw materials due to price considerations.
          (vii) During fiscal year 1998, sales (tons) by the Registrant to John W. Hancock, Jr., Inc.,
Socar, Inc. and RESCO Steel Products Corporation, wholly-owned subsidiaries, were approximately 9%, 6% and less than 1% of the Registrant's total sales (tons), respectively. The largest nonaffiliated customer purchased approximately 25% of total sales (tons) ---13% of total sales (dollars). Alternative marketing and production arrangements were available to the Registrant, so that the loss of this nonaffiliate would not have had a materially adverse effect on the Registrant and its subsidiaries taken as a whole.
          (viii) The Registrant is of the opinion that the amount of its backlog is not generally material to an understanding of the business. All backlog is shipped within the current fiscal year.
          (ix) None of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.
          (x) The Registrant competes with steel-producing mills of similar size operative within its market region and also larger mills producing similar products. The market region in which the Registrant sells its products consists of the majority of states east of the Mississippi River. Price, including transportation cost, is the major determinant in securing business. Economic recession began to intensify competition during 1990, as selling prices dropped due to a softening in demand. This trend continued through most of 1991 with sharp declines in selling prices due to poor demand and excess inventories and capacity at most mills, although by year-end prices rose slightly. In comparison to the 1991 recession lows, order rates in 1992 showed some improvement while selling prices remained flat. In 1993, market conditions and demand improved significantly, while industry-wide selling prices increased to offset higher raw material costs. Demand in 1994 was fueled by continued improvement in business conditions and economic growth, with higher raw material costs again forcing selling prices upward, although some of the increased selling prices were demand driven. Even though market conditions and backlogs remained strong for much of 1995, shipments were flat due to customers' inventory reductions, while improved selling prices were attributable to higher raw material costs and rising demand, although by year-end prices fell slightly. Demand and backlogs continued high through 1996, allowing for increased bar product shipments, in spite of increased competition, which forced sharp reductions in selling prices throughout the industry. As competition eased during 1997, bar product shipments

                                  PART I
                                 (con'd.)

increased with higher demand, causing improvements in order levels, backlogs and prices. Strong business conditions kept bar prices up during fiscal 1998, in spite of the temporary drop in merchant bar shipments, caused by excess inventories at steel service centers.
     The joist business is highly competitive. Due to similarity of product, relatively small price differences are often determinative in placing business. Ability to meet the customer's time requirements for delivery also is important in securing business. Competing successfully becomes more difficult with the distance to point of delivery due to transportation costs. In 1990, selling prices and order rates declined as a result of a weakened construction industry, causing increased competition. The severely depressed activity in the construction industry, due to overbuilding, again in 1991 resulted in drastic declines in selling prices and demand. In spite of depressed conditions, 1992 brought improved shipments due mainly to successful job bidding; however, in order to book a higher percentage of quotations, selling prices consequently suffered. Again in 1993, successful job bidding resulted in improved shipment levels, while higher raw material costs pushed selling prices upward, even though the construction industry remained depressed and highly competitive. In 1994, an easing of competitive conditions within the construction industry led to increased shipment levels, while selling prices were again forced upward by higher raw material costs. Reduced competition and increased activity in 1995 again led to higher shipment levels within the construction industry, as demand and increased raw material costs forced selling prices higher. Generally strong business conditions within the commercial construction industry continued during 1996 to bring improvements to selling prices for fabricated products, while shipment levels were relatively flat, as weather related construction delays offset otherwise strong demand. Even though market conditions continued to be favorable during 1997, competition within the industry forced lower selling prices for fabricated products, and also kept shipment levels flat. Continued favorable market conditions in the construction industry during fiscal 1998 led to the increased shipments and level selling prices for fabricated products.
     Billets are semi-finished products used by the Registrant in its rolling mill process to manufacture various merchant bar products. With the addition of new casting equipment in recent years, the Registrant has anticipated a growing billet market of nonaffiliated customers who further fabricate the billets for various end uses. Competition within the industry caused a drop in selling prices in 1990, with demand slowing. In 1991, selling prices trended further downward, while order rates fell due to the sagging economy. Billet sales improved significantly in 1992 as a result of increased domestic demand and entry into the much more competitive export markets, although selling prices still continued to slump. Again in 1993, increased export business and improved domestic demand resulted in significantly higher billet shipments. Selling prices also rose in reaction to higher scrap steel costs. Shipments of billets declined slightly in 1994 due to a lack of export

                                  PART I
                                 (con'd.)

shipments, although domestic shipments improved significantly. While the export markets were much more competitive, domestic demand improved dramatically. Higher billet prices were also driven by higher scrap steel costs, but the increased domestic billet shipments, which bring a higher price, also contributed. Improved market conditions and increased domestic demand resulted in improved 1995 billet shipments, as export markets remained highly competitive. Higher scrap steel costs and improved product mix together caused billet selling prices to climb. A planned melt shop shutdown during 1996 to install a new ladle furnace and upgrade an electric arc furnace was unexpectedly prolonged due to problems with construction and installation, resulting in a sharp decline in billet production and causing a significant reduction in billet shipments for the year, while the highly competitive export market remained in effect. Billet selling prices declined with a downward trend in scrap prices. Increased billet shipments for 1997 resulted both from increased production, which hampered shipments last year, and improved domestic demand, as export markets remained very competitive. Lower scrap prices continued to keep billet prices down. The significant increase in billet shipments for fiscal 1998 was attributable to record raw steel production, coupled with unprecedented demand. Billet prices were flat due to relatively unchanged scrap prices.
          (xi) During the last three fiscal years, the Registrant was not involved in any material research and development activities.
          (xii) The United States Environmental Protection Agency (EPA) notified the Registrant and the County of Roanoke (County) of their potential liability and responsibility for costs of response to materials at a County-owned landfill site and adjacent streams near Salem, Virginia. The Registrant entered into a cost-sharing agreement with the County for response action (cleanup) at the landfill site and the streams. Pursuant to a Consent Decree to which EPA, the County and the Registrant were parties, the County completed a remedial action at the landfill in 1995. Under a separate consent order with EPA, the Registrant performed a removal action at the streams, which included removal, treatment and on-site placement of materials and affected sediment and soil. EPA confirmed completion of the required work on September 14, 1997. The only remaining obligation under either order was reimbursement of certain EPA oversight costs, which were paid during 1998. The Registrant has not received notification of other claims associated with the landfill or streams. The Registrant does not anticipate significant future potential liability for response or oversight costs associated with the landfill or streams. Management believes such costs, if any, would not have a materially adverse effect on the consolidated financial position, results of operations and
competitive position of the Registrant.   See Note 7,  "Commitments and
Contingent Liabilities", in Notes to Consolidated Financial Statements contained in the Registrant's 1998 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.

                                  PART I
                                 (con'd.)

     Near the end of fiscal year 1996, the Registrant began treating a portion of its electric arc furnace dust, a hazardous substance, utilizing its own stabilization process. Significant savings are being realized as this process replaces off-site and more expensive treatment methods that had been used through a contract with an approved waste disposal firm. The Registrant believes it is in substantial compliance with applicable federal, state and local regulations. However, future changes in regulations may require expenditures which could adversely affect earnings in subsequent years.
     The Registrant has constructed over the years pollution control equipment at a net aggregate cost of over $8,000,000. Annual operating expenses and depreciation of all pollution control equipment and waste disposal costs are in excess of $3,600,000 in the aggregate. The Registrant is expected to spend less than $1,000,000 for additional pollution control and waste disposal equipment and facilities during subsequent fiscal years. Adoption of the Clean Air Act Amendments of 1990, or any other environmental concerns, is not anticipated to have a materially adverse effect on the Registrant's operations, capital resources or liquidity, nor should any incremental increase in capital expenditures occur due to the Act.
          (xiii) At October 31, 1998, the Registrant employed 531 persons at its Roanoke plant, with no employment at its Salem division, idle since mid-1991. The Registrant's subsidiaries, John W. Hancock, Jr., Inc., Socar, Inc., Shredded Products Corporation and RESCO Steel Products Corporation employed 317, 268, 58 and 41 persons, respectively.
     (d) Financial Information about Foreign and Domestic Operations and Export Sales.
           When the Registrant's billet production exceeds its required needs, this semi-finished product is offered for sale. During past years, a portion of the excess billets has been sold to brokers who represent foreign purchasers, although, there were no foreign sales of excess billets or other products during fiscal years 1996, 1997 and 1998. The information required by this paragraph by geographical area, as to foreign and domestic operations, is not provided since it is identical to the table in paragraph
(b) with all information pertaining to the United States.

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

                                  PART I
                                 (con'd.)

Part of this new Shredded Products property is being used as an approved industrial landfill. The remaining 337 acres of this land, 64 acres of which was sold in 1995, 1997 and 1998 will be marketed as an industrial park for Franklin County.
          Shredded Products Corporation operates in both Montvale and Rocky Mount, Virginia. The Montvale plant is situated on a 75 acre site owned by the Registrant, approximately 20 acres of which are regularly used in its scrap processing operation, with an annual production capacity of approximately 24,000 tons. The Rocky Mount facility is located on a 100 acre site owned by Shredded Products Corporation, partially consisting of a 25 acre industrial landfill used for the disposal of its auto fluff, and another 25 acres of which are regularly used in its shredding operation, with an annual production capacity of approximately 150,000 tons.
          John W. Hancock, Jr., Inc. is located in Roanoke County near Salem, Virginia. The plant is situated on a 37 acre site owned by Hancock, Inc., 17 acres of which are regularly used in its operations. Buildings on the site contain 131,614 square feet of floor space.
          Socar, Inc. and its subsidiary are located in Florence, South Carolina, and in Continental, Ohio. The Florence facility is located on a 28 acre site owned by Socar, Inc., 16 acres of which are regularly used in its operations. Buildings on the site contain 93,359 square feet of floor space. The plant located on a 32 acre site in Continental, Ohio, owned by Socar, Inc., has 86,400 square feet of floor space in manufacturing buildings, situated on 8 acres regularly used in its operations.
          RESCO Steel Products Corporation operates from a building containing 43,340 square feet of floor space, located in Salem, Virginia, on a 7 acre site owned by RESCO.
          The various buildings are of modern design, well-maintained, and suitable and adequate for the requirements of the business.

ITEM 3.  LEGAL PROCEEDINGS
          A County of Roanoke (County) landfill site, where the Registrant disposed of furnace dust from 1969 until 1976, was placed on the National Priorities List as a Superfund site in 1989. The United States Environmental Protection Agency (EPA) notified the Registrant and the County of their potential liability and responsibility for costs of response at the landfill site and adjacent streams. The Registrant entered into a cost-sharing agreement with the County for response action (cleanup) at the landfill site and sharing of cost reimbursement received from other potentially responsible parties, if any. The County has filed suit to recover such costs. Under EPA oversight, the County completed remediation action there in 1995. The Registrant's costs associated with that work were reflected in past financial statements. Under a consent order and EPA oversight, the Registrant completed in 1997 a removal action (cleanup) of the streams, and in 1998 final

                                  PART I
                                 (con'd.)

oversight costs were paid. While the cost of future response activities or any future claims associated with the landfill or streams is difficult to project, management believes such costs, if any, would not have a materially adverse effect on the consolidated financial position, results of operations and competitive position of the Registrant. See Note 7, "Commitments and Contingent Liabilities", in Notes to Consolidated Financial Statements contained in the Registrant's 1998 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year covered.

          EXECUTIVE OFFICERS OF THE REGISTRANT
          Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on February 16, 1999.
          The names, ages and positions of all of the executive officers of the Registrant as of October 31, 1998 are listed below with their business experience with the Registrant for the past five years. Officers are elected annually by the Board of Directors at the first meeting of directors following the annual meeting of shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.
          Thomas J. Crawford, 43, has served as Secretary of the Registrant since January 1985 and as Vice President-Administration since February 1998; prior thereto, he had served as Assistant Vice President since January 1993, as Manager of Inside Sales since 1984 and as a Sales Representative since 1977. He has 21 years of service with the Registrant.
          Donald R. Higgins, 53, has served as Vice President - Sales of the Registrant since January 1986; prior thereto, he had served as General Sales Manager since 1984 and Assistant Sales Manager since 1978. He has 33 years of service with the Registrant.
          John E. Morris, 57, has served as Vice President - Finance of the Registrant since October 1988 and as Assistant Treasurer since 1985; prior thereto, he had served as Controller since 1971. He has 27 years of service with the Registrant.

                                  PART I
                                 (con'd.)

          Donald G. Smith, 63, has served as Chairman of the Board of the Registrant since February 1989, as Chief Executive Officer since November 1986, as President and Treasurer since January 1985 and as Director of the Registrant since April 1984; prior thereto, he had served as Vice President
- Administration since September 1980 and as Secretary since January 1967. He has 41 years of service with the Registrant.

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




                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
          The specified information required by this item is incorporated by reference to the information under the heading "Stock Activity" in the 1998 Annual Report to Stockholders. The Registrant did not during fiscal year 1998 make any sale of securities not registered under the Securities Act of 1993.

ITEM 6.   SELECTED FINANCIAL DATA
          The specified information required by this item is incorporated by reference to the information under the heading "Selected Financial Data" in the 1998 Annual Report to Stockholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
          The specified information, including Year 2000 compliance issues, required by this item is incorporated by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The specific information required by this item is incorporated by reference to the information under the headings "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Stockholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The specified information required by this item is incorporated by reference to the information under the headings "Independent Auditors' Report", "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in the 1998 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None


                                 PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The specified information required by this item is incorporated by reference to the information under the heading "Information Concerning Directors and Nominees" in the Proxy Statement dated December 28, 1998, to be filed with the Commission, or is included under the heading "Executive Officers of the Registrant" in Part I of this 10-K filing. The disclosure required by Item 405 of Regulation S-K is not applicable.

ITEM 11.  EXECUTIVE COMPENSATION
          The specified information required by this item is incorporated by reference to the information under the headings "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Performance Graph" and "Board of Directors and Committees -- Director Compensation" in the Proxy Statement dated December 28, 1998, to be filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The specified information required by this item is incorporated by reference to the information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement dated December 28, 1998, to be filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          None



                                 PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     (a)  The following documents are filed as a part of this report:
          (1) The following financial statements filed as part of the 1998 Annual Report to Stockholders are incorporated herein by reference:
               (a) Consolidated Balance Sheets
               (b) Consolidated Statements of Stockholders' Equity
               (c) Consolidated Statements of Earnings
               (d) Consolidated Statements of Cash Flows
               (e) Notes to Consolidated Financial Statements
               (f) Independent Auditors' Report
          Individual financial statements of the Registrant are not being filed because the Registrant is primarily an operating company and its subsidiaries do not have minority equity interests and/or long-term indebtedness (including current portions) to any person outside the consolidated group (excluding long-term indebtedness which is collateralized by the Registrant by guarantee, pledge, assignment or otherwise), in amounts which together exceed 5 percent of the total consolidated assets.




                                 PART  IV
                                 (con'd.)

          (2) Pursuant to Regulation S-K the following Exhibit Index is added immediately preceding the exhibits filed as part of the subject Form 10-K:
                               EXHIBIT INDEX
EXHIBIT NO.                      EXHIBIT                            PAGE

  (3)       (a) Articles of Incorporation, as amended                20
                                                               Incorporated by
                                                                  Reference

            (b) By-Laws, as amended                                  21
                                                               Incorporated by
                                                                  Reference

  (4)           Instruments Defining the Rights of
                Security Holders                                     22

  (10)    * (a) Executive Officer Incentive Arrangement              23
                                                               Incorporated by
                                                                  Reference

          * (b) Roanoke Electric Steel Corporation
                Employees' Stock Option Plan                         23

          * (c) Roanoke Electric Steel Corporation
                Non-Employee Directors' Stock Option Plan            23
                                                               Incorporated by
                                                                  Reference

          * (d) Roanoke Electric Steel Corporation
                Consulting  Arrangement                              23

          * (e) Roanoke Electric Steel Corporation
                Severance Agreements                                 23
                                                               Incorporated by
                                                                  Reference

            (f) Merger Agreement of Steel of West Virginia, Inc.
                into Roanoke Electric Steel Corporation              23
                                                               Incorporated by
                                                                  Reference

  (13)          1998 Annual Report to Stockholders                   24

  (21)          Subsidiaries of the Registrant                       25

  (23)          Independent Auditors' Consent                        26

  (27)          Financial  Data Schedule                             27


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

Date: December 14, 1998
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name and Title                                        Date

       Donald G. Smith                                  December 14, 1998
  Donald G. Smith, Chairman, President,
  Treasurer and Chief Executive Officer
  (Principal Executive Officer, Principal
  Financial Officer and Director)


      John E. Morris                                    December 14, 1998
  John E. Morris, Vice President - Finance and Assistant Treasurer (Principal
  Accounting Officer)


    George B. Cartledge, Jr.                            December 14, 1998
  George B. Cartledge, Jr.   Director


   Frank A. Boxley                                      December 14, 1998
  Frank A. Boxley            Director


   Charles I. Lunsford, II                              December 14, 1998
  Charles I. Lunsford, II    Director


   John C. Wilson                                       December 14, 1998
  John D. Wilson             Director


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




                              EXHIBIT  NO. 4
            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
          Pursuant to Item 601(b) (4) (iii) of Regulation S-K, the
Registrant hereby undertakes to furnish to the Commission, upon request, copies of the instruments defining the rights of holders of the long-term debt of Roanoke Electric Steel Corporation and its subsidiaries described in its 1998 Annual Report to Stockholders and Form 10-K.



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

                                   * (b)
                    ROANOKE ELECTRIC STEEL CORPORATION
                       EMPLOYEES' STOCK OPTION PLAN


                                                        EXHIBIT NO. 10 (b)



               ROANOKE ELECTRIC STEEL CORPORATION
                  EMPLOYEES' STOCK OPTION PLAN



     1.     Purpose.   The Roanoke Electric Steel Corporation Employees'
Stock Option Plan (the "Plan") is intended to advance the interests of Roanoke Electric Steel Corporation (the "Company"), its stockholders and its subsidiaries by encouraging and enabling selected officers and other employees, especially key employees, upon whose judgment, initiative and efforts the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its stock. The taxation of options granted under the Plan is intended to be governed by Section 83 of the Internal
Revenue Code of 1986, as amended (the "Code"), and the options are not intended to meet the requirements of Section 422A of the Code.


     2. Definitions. The following words and phrases as used herein shall have the meanings indicated below:

        A.  "Board" means the Board of Directors of the Company.

        B. "Committee" means the body administering the Plan as contemplated by paragraph 3 of this document.

        C.  "Common Stock" means the Company's no par value Common Stock.

        D. "Date of Grant" means the date upon which an option is granted under the Plan.

        E. "Fair Market Value" means on a specific date the closing sales price of the Common Stock on a nationally recognized stock exchange or, if not traded on such an exchange, the NASDAQ National Market System on the date involved if that is a trading day, or if not, the first trading day prior to such day. If the Common Stock is not quoted on the NASDAQ National Market System, then Fair Market Value shall mean the average between the bid and asked prices on the date involved if that is a trading day, or if not, the first trading day prior to such day.

        F.  "Option" means an option granted under the Plan.

        G. "Optionee" means a person to whom an Option which has not expired has been granted under the Plan.

        H. "Plan Year" means the period beginning November 1 and ending October 31, except that the first Plan Year shall begin with the date of stockholder approval described in paragraph 10 and end on October 31, 1989.

        I. "Subsidiary" means a subsidiary corporation of the Company which is controlled by the Company directly or indirectly within the meaning of
Section 368(c) of the Code.


     3. Administration of Plan. The Board shall appoint a Committee to administer the Plan. The Committee shall consist of not less than three (3) members of the Board. No member of the Board shall be a member of the Committee if he is at the time or has at any time within the one year prior to his potential appointment to the Committee been eligible to receive an Option under the Plan or any other plan of the Company or any of its affiliates entitling the participants therein to acquire stock, stock options or stock appreciation rights of the Company or any of its affiliates. The Committee shall report all action taken by it to the Board. The Committee shall have full and final authority in its sole discretion, subject to the provisions of the Plan, to determine the individuals to whom and the time or times at which Options shall be granted and the number of shares of Common Stock covered by each Option, to construe and interpret the Plan, to determine the terms and provisions of the respective option agreements (which need not be identical), and to make all other determinations and take all other actions deemed necessary or advisable for the proper administration of the Plan. The Committee may correct any defects, omissions or ambiguities, or reconcile any inconsistencies in the Plan or in any document issued pursuant to the Plan in the manner and to the extent it shall deem reasonably desirable. All such actions and determinations shall be conclusively binding for all purposes upon all persons.


     4. Committee Procedures. The Committee shall select one of its members as its chairman and shall hold its meetings at such times and places as it may determine. A majority of its members shall constitute a quorum. All determinations of the Committee shall be made by not less than a majority of its members. Any decision or determination reduced to writing and signed by all members shall be fully as effective as if it had been made by a majority vote at a meeting duly called and held. The Committee may appoint a secretary, shall keep minutes of its meetings and shall make such rules and regulations for the conduct of its business as it shall deem advisable.


     5. Participants. Options may be granted under the Plan to any person who is an officer or employee (including officers and employees who are also directors) of the Company or any of its Subsidiaries. A director of the Company or any of its Subsidiaries who is not also an employee will not be eligible to receive an Option. In determining the employees to whom Options will be granted and the number of shares to be covered by each Option, the Committee may take into account the nature of the services rendered by the respective employees, their present and potential contributions to the Company's success and such other factors as the Committee in its discretion shall deem relevant. An employee who has been granted an Option under the Plan may be granted an additional Option or Options under the Plan if the Committee shall so determine in accordance with the provisions hereof.


     6. Shares Available. The aggregate number of shares of the Company's Common Stock which may be issued upon the exercise of options granted under the Plan shall not exceed 50,000 per Plan Year, subject to adjustment under the provisions of paragraph 7. The shares of Common Stock to be issued upon the exercise of options may be authorized but unissued shares or shares issued and reacquired by the Company. In the event any Option shall, for any reason, terminate or expire or be surrendered without having been exercised in full, the shares subject to such Option but not purchased thereunder shall again be available for Options to be granted under the Plan.


     7. Adjustments. Each Option agreement may contain such provisions as the Committee shall determine to be appropriate for the adjustment of the number and class of shares subject to such Option and option price in the event of changes in the outstanding Common Stock by reason of any stock dividend, split-up, recapitalization, combination or exchange of shares, merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation and the like, and, in the event of any such change in the outstanding Common Stock, the aggregate number and class of shares available under the Plan shall be appropriately adjusted by the Committee, whose determination shall be conclusive.


     8. Terms and Conditions of Options. Any Option granted under the Plan shall be evidenced by an agreement executed by the Company and the applicable officer or employee and shall contain such terms and be in such form as the Committee may from time to time approve, subject to the following limitations and conditions:

                A. Option price. The option price per share with respect to each Option shall be equal to 85% of the Fair Market Value of a share of the Common Stock on the Date of Grant.

                B. Period of Option. The expiration date of each Option shall be fixed by the Committee, however, such expiration date shall not be more than five (5) years from the Date of Grant.

                C. Vesting of Stockholder Rights. An Optionee shall have none of the rights of a stockholder of the Company until the certificates evidencing the shares purchased are delivered to such Optionee.

                D. Exercise of Option. Each Option shall be exercisable from time to time over a period commencing on the Date of Grant and ending upon the expiration or termination of the Option, provided, however, that the Committee may, by the provisions of any option agreement, limit the number of shares purchasable thereunder in any period or periods of time during which the Option is exercisable. An Option shall not be exercisable in whole or in part prior to the date of stockholder approval of the Plan.

                E. Termination of Option. Each Option held by an Optionee shall terminate upon the earlier of the following:

                  (i)     The expiration date stated in the Option;

                  (ii)    The death of the Optionee;

                  (iii) The termination of employment of the Optionee with the Company or with any of its Subsidiaries for any reason other than total and permanent disability;

                  (iv) The date which is the twelve (12) month anniversary of the date upon which the Optionee became totally and permanently disabled; or

                  (v) The date which is thirty (30) days prior to the scheduled date of termination of employment of the Optionee with the Company or with any of its Subsidiaries for any reason other than total and permanent disability.

Total and permanent disability under this Plan shall be determined by the Committee on the basis of competent medical evidence, but the entitlement of the Optionee to disability benefits under federal Social Security laws shall be conclusive evidence of total and permanent disability.

                F. Method of Exercising Option. An Option may be exercised by giving written notice of exercise to the Company specifying the number of shares to be purchased and by paying in full in cash the exercise price and any additional sums required as hereinafter described. The proceeds received by the Company in cash will be used for general corporate purposes. Upon notification of the amount due and prior to or concurrently with the delivery to the Optionee of certificate representing any shares purchased pursuant to the exercise of an Option, the Optionee shall promptly pay to the Company any amount necessary to satisfy applicable income, employment, federal, state or local tax withholding or other requirements, and the Optionee shall not be entitled to a certificate until such amounts are paid. Furthermore, if the Optionee does not realize income at the time of the exercise of the Option, then within five (5) business days of the date of realization of income by the Optionee pursuant to the provisions of
Section 83 of the Code, the Optionee shall notify the Company of such event and the Optionee shall pay the Company upon demand the amount of any income, employment, or other taxes, whether federal, state or local, if any, which are required by law to be withheld or otherwise paid with regard to such event. The Optionee shall indemnify the Company and its Subsidiaries for any loss they incur by reason of Optionee's failure to comply with the previous sentence.

                G. Nontransferability of Option. No Option shall be transferable or assignable by an Optionee, and each Option shall be exercisable during the Optionee's lifetime only by him or by his guardian or legal representative. No Option shall be pledged or hypothecated in any way and no Option shall be subject to execution, attachment, or similar process except with the express consent of the Committee.

     9. Restrictions on Issuing Shares. The exercise of each Option shall be subject to the condition that if at any time the Company shall determine in its discretion that the listing, registration, or qualification of any shares otherwise deliverable upon such exercise upon any securities exchange or under any state or federal law, or that the consent or approval of any regulatory body, is necessary or desirable as a condition of, or in connection with, such exercise or the delivery or purchase of shares pursuant thereto, then in such event such exercise shall not be effective unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Company.


     10. Effective Date of Plan. The Plan is subject to approval of the stockholders of the Company and will become effective on the date approved by said stockholders.


     11. Amendment or Termination of Plan. There is no express limitation upon the duration of the Plan. However, the Plan may be terminated, modified or amended by the Board at any time, provided, however, that the Board may not, without the approval of the majority of the outstanding stock of the Company having general voting power increase the maximum number of shares for which options may be granted under the Plan, increase the periods during which options may be granted or exercised, change the Option price or change the class of employees eligible to be granted Options. No termination, modification or amendment of the Plan may, without the consent of the employee to whom any Option shall theretofore have been granted, adversely affect the rights of such employee under such Option.


     As evidence of its adoption of the Plan, the Company has caused this document to be signed by its officer duly authorized, this 15th day of November, 1988.


                                      ROANOKE ELECTRIC STEEL
                                           CORPORATION

                                      By: Donald G. Smith
                                             President




                                   * (c)
                    ROANOKE ELECTRIC STEEL CORPORATION
                 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN
          Incorporated by reference to the previously filed Form 10-K for October 31, 1997 on file in the Commission office.

                                   *(d)
                    ROANOKE ELECTRIC STEEL CORPORATION
                          CONSULTING ARRANGEMENT
          In January 1996, the Company entered into an arrangement with William L. Neal, a director of the Company and former President of John W. Hancock, Jr., Inc., whereby Mr. Neal agreed to provide consultation and advisory services to the Company and its subsidiaries. The arrangement will continue in effect until terminated by either party. The Company has agreed to pay Mr. Neal a retainer fee of $2,000 per month and an hourly project rate of $100, plus expenses. Mr. Neal retired as director during fiscal 1998.

                                   * (e)
                    ROANOKE ELECTRIC STEEL CORPORATION
                           SEVERANCE AGREEMENTS
          Incorporated by reference to the previously filed Form 10-K for October 31, 1996 on file in the Commission office.

                                    (f)
             MERGER AGREEMENT OF STEEL OF WEST VIRGINIA, INC.
                  INTO ROANOKE ELECTRIC STEEL CORPORATION
          Incorporated by reference to Exhibit (c)(1) of the previously filed Schedule 14D-1 (Dated November 17, 1998), as amended and supplemented, on file in the Commission office.


    * Management contract, or compensatory plan or agreement, required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).



                              EXHIBIT NO. 13
                    1998 ANNUAL REPORT TO STOCKHOLDERS



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
          Roanoke Technical Treatment and Services, Inc.      Virginia


                              EXHIBIT NO. 23


DELOITTE & TOUCHE LLP
Suite 1401                                  Telephone:  (336)  721-2300
500 West Fifth Street                       Facsimile:  (336)  721-2301
P.O. Box 20129
Winston-Salem, North Carolina 27120-0129


INDEPENDENT AUDITORS' CONSENT


Roanoke Electric Steel Corporation:

We consent to the incorporation by reference in Registration Statement Nos. 33-27359, 33-35243 and 333-25299 of Roanoke Electric Steel Corporation on Form S-8 of our report dated November 18, 1998, appearing in and incorporated by reference in the Annual Report on Form 10-K of Roanoke Electric Steel Corporation for the year ended October 31, 1998.

Deloitte & Touche LLP

Winston-Salem, North Carolina
December 14, 1998



                              EXHIBIT NO. 27
                          FINANCIAL DATA SCHEDULE