Form 10-Q
period 1999-01-31
ROANOKE ELECTRIC STEEL CORP
filed 1999-03-17
CIK 84278

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

        (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 1999

                                     OR

      (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________  to _____________


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

                          Yes    x     No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of January 31, 1999, reflecting a three-for-two stock split, effective March 25, 1998.

                       11,075,888 Shares outstanding


                     ROANOKE ELECTRIC STEEL CORPORATION

                                 FORM 10-Q

                                  CONTENTS

                                                                    Page
1. Part I  -  Financial Information                                 3 - 13
   Item 1.    Financial Statements

        a.    Consolidated Balance Sheets                           3
        b.    Consolidated Statements of Earnings                   4
        c.    Consolidated Statements of Cash Flows                 5
        d.    Notes to Consolidated Financial Statements            6 - 8
        e.    Independent Accountants' Report                       9

   Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations        10 - 12

   Item 3.    Quantitative and Qualitative Disclosures
               About Market Risk                                    13


2. Part II -  Other Information                                     14
   Item 1.    Legal Proceedings                                     14
   Item 6.    Exhibits and Reports on Form 8-K                      14


3. Signatures                                                       15


4. Exhibit Index pursuant to Regulation S-K                         16


5. Exhibits
     a.   By Laws, as amended                                       17
     b.   Steel of West Virginia Material Contracts                 18
     c.   Financial Data Schedule                                   19


                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS
                     ROANOKE ELECTRIC STEEL CORPORATION

                        Consolidated Balance Sheets
                                  ASSETS
                                                                  (Unaudited)
                                                                  January 31,       October 31,
                                                                     1999              1998
CURRENT ASSETS
    Cash and cash equivalents                                  $   17,761,092    $   16,167,025
    Investments                                                    10,419,876        11,727,636
    Accounts receivable                                            50,674,031        42,415,061
    Refundable income taxes                                           300,693          ---
    Inventories                                                    69,973,178        31,902,900
    Prepaid expenses                                                2,228,285         1,586,357
    Deferred income taxes                                           3,076,304         1,608,938
         Total current assets                                     154,433,459       105,407,917
PROPERTY, PLANT AND EQUIPMENT
    Land                                                            7,975,371         4,264,165
    Buildings                                                      40,322,317        19,621,407
    Other property and equipment                                  179,836,635       123,615,952
    Assets under construction                                       6,999,557         4,656,746
         Total                                                    235,133,880       152,158,270
    Less--accumulated depreciation                                 71,546,114        68,522,086
         Property, plant and equipment, net                       163,587,766        83,636,184
GOODWILL                                                           16,096,395          ---
OTHER ASSETS                                                          960,184           166,788
TOTAL ASSETS                                                   $  335,077,804    $  189,210,889

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                          $   15,026,887    $    4,250,000
    Accounts payable                                               21,798,174        15,273,850
    Dividends payable                                               1,052,210         1,052,210
    Employees' taxes withheld                                         632,516           358,851
    Accrued profit sharing contribution                             1,516,562         5,335,822
    Accrued wages and expenses                                      8,958,580         2,959,367
    Accrued income taxes                                             ---              1,259,939
         Total current liabilities                                 48,984,929        30,490,039
LONG-TERM DEBT
    Notes payable                                                 150,218,249        28,541,667
    Less--current portion                                          15,026,887         4,250,000
         Total long-term debt                                     135,191,362        24,291,667
POSTRETIREMENT LIABILITIES                                          1,580,827         1,293,788
DEFERRED INCOME TAXES                                              27,064,894        13,687,507
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized 20,000,000 shares,
         issued 12,349,002 shares                                   2,858,128         2,858,128
    Retained earnings                                             120,215,532       117,407,628
         Total                                                    123,073,660       120,265,756
    Less--treasury stock, 1,273,114 shares -- at cost                 817,868           817,868
         Total stockholders' equity                               122,255,792       119,447,888
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  335,077,804    $  189,210,889

The accompanying notes to consolidated financial statements are an integral part of this statement.



                         ROANOKE ELECTRIC STEEL CORPORATION

                         Consolidated Statements of Earnings


                                                                    (Unaudited)
                                                                 Three Months Ended
                                                                     January 31,
                                                                1999             1998
SALES                                                     $   73,403,567   $   71,603,735

COST OF SALES                                                 58,435,125       58,695,984

GROSS EARNINGS                                                14,968,442       12,907,751

OTHER OPERATING EXPENSES
   Administrative                                              5,939,850        4,324,764
   Interest, net                                               1,212,943          284,135
   Profit sharing                                              1,413,514        1,221,961
     Total                                                     8,566,307        5,830,860

EARNINGS BEFORE INCOME TAXES                                   6,402,135        7,076,891

INCOME TAX EXPENSE                                             2,542,021        2,825,899

NET EARNINGS                                              $    3,860,114   $    4,250,992

Weighted average number of common shares outstanding : *
          Basic                                               11,075,888       11,211,154
          Diluted                                             11,118,312       11,316,913

Net earnings per share of common stock:
          Basic                                           $         0.35   $         0.38
          Diluted                                         $         0.35   $         0.38

Cash dividends per share of common stock                  $        0.095   $        0.087


 * Adjusted for three-for-two stock split effective March 25, 1998.

The accompanying notes to consolidated financial statements are an integral part of this statement.



                          ROANOKE ELECTRIC STEEL CORPORATION

                         Consolidated Statements of Cash Flows

                                                                                      (Unaudited)
                                                                                  Three Months Ended
                                                                                      January 31,
                                                                                 1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                               $    3,860,114   $    4,250,992
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Postretirement liabilities                                                    80,112           75,745
     Depreciation and amortization                                              3,164,793        2,293,429
     (Gain) loss on sale of investments and property, plant and equipment           2,622          (13,399)
     Deferred income taxes                                                        (66,000)          50,000
     Changes in assets and liabilities which provided
       (used) cash, exclusive of changes shown separately                      (3,030,465)       1,157,177
Net cash provided by operating activities                                       4,011,176        7,813,944

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                               (3,274,214)      (1,507,987)
   Proceeds from sale of property, plant and equipment                            178,814         ---
  (Purchase) sale of investments                                                1,304,264         (251,779)
   Acquisition of Steel of West Virginia, Inc.                                (67,920,897)        ---
   Other                                                                           13,472         ---
Net cash used in investing activities                                         (69,698,561)      (1,759,766)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends                                                               (1,052,210)        (971,821)
  Increase in dividends payable                                                  ---                   182
  Proceeds from exercise of common stock options                                 ---                14,932
  Payment of long-term debt                                                   (81,158,771)      (1,062,500)
  Proceeds from long-term debt                                                150,000,000         ---
  Loan costs                                                                     (507,567)        ---
Net cash provided by (used in) financing activities                            67,281,452       (2,019,207)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       1,594,067        4,034,971

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 16,167,025        8,844,537

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   17,761,092   $   12,879,508

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     (Increase) decrease in accounts receivable                            $    6,772,169   $      767,858
     (Increase) decrease in refundable income taxes                             2,479,898         ---
     (Increase) decrease in inventories                                        (2,980,765)       1,064,532
     (Increase) decrease in prepaid expenses                                     (260,691)         (30,870)
     Increase (decrease) in accounts payable                                   (2,563,587)       2,434,088
     Increase (decrease) in employees' taxes withheld                            (203,424)         119,137
     Increase (decrease) in accrued profit sharing contribution                (4,062,690)      (3,688,482)
     Increase (decrease) in accrued wages and expenses                           (951,436)      (1,224,222)
     Increase (decrease) in accrued income taxes                               (1,259,939)       1,715,136
Total                                                                      $   (3,030,465)  $    1,157,177



The accompanying notes to consolidated financial statements are an integral part of this statement.



                     ROANOKE ELECTRIC STEEL CORPORATION

                 Notes to Consolidated Financial Statements

                              January 31, 1999

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 31, 1999 and the results of operations and cash flows for the three months ended January 31, 1999 and 1998.

Note 2. Inventories include the following major classifications:

                                (Unaudited)
                                 January 31,      October 31,
                                    1999             1998
          Scrap steel         $   5,378,170     $   4,876,856
          Melt supplies           3,906,853         2,408,961
          Billets                12,719,230         3,499,907
          Mill supplies           5,306,190         3,176,619
          Work-in-process         6,184,470            ---
          Finished steel         36,478,265        17,940,557
          Total inventories   $  69,973,178     $  31,902,900


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

Note 5. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 during the current quarter, but comprehensive income, and its required disclosure, is the same as that shown in the consolidated statements of earnings. SFAS No. 131 establishes disclosure standards regarding information about operating segments in interim and annual financial statements. The Company will be required to adopt SFAS No. 131 at the close of fiscal year 1999 and, based on current circumstances, does not believe the effect of adoption will be significant.

Note 6. On December 16, 1998, the Registrant acquired all of the outstanding common shares of Steel of West Virginia, Inc. ("SWVA"), a Huntington, West Virginia steel manufacturer, upon completion of its cash tender offer. The consideration given was approximately $117.1 million, including the assumption of approximately $52.3 million of indebtedness, which translates into $10.75 net per SWVA share, for approximately 6,028,000 shares on a fully-diluted basis. Upon merger, SWVA became a wholly-owned subsidiary of Roanoke Electric Steel Corporation, and each share of SWVA common stock not purchased in the offer (approximately 3.6% of SWVA's outstanding shares) will be converted, subject to appraisal rights, into the right to receive $10.75 in cash, without interest. Funding for the acquisition was provided by a syndicate of four banks, including First Union National Bank, Agent. SWVA operates a mini-mill in Huntington, West Virginia, and steel fabrication facilities in Huntington and Memphis, Tennessee, while custom designing and manufacturing special steel products principally for use in the construction of truck trailers, industrial lift trucks, off-highway construction equipment (such as bulldozers and graders), manufactured housing, guard rail posts and mining equipment. For its year ended December 31, 1997, SWVA reported net sales, net income and total stockholder's equity of $112,776,000, $5,259,000 and $54,302,000, respectively. The acquisition has been accounted for as a purchase. Accordingly, the acquired assets and liabilities are included in the accompanying January 31, 1999 consolidated balance sheet at values based on a preliminary purchase price allocation. The purchase price allocation will be finalized by October 31, 1999 based upon appraisals and other evaluations currently in process. The preliminary purchase price allocation is summarized below:

                                                              (Unaudited)
                                                               December 16,
                                                                  1998
          Accounts and other receivables                     $  17,811,730
          Inventories                                           35,089,513
          Prepaid expenses and other current assets              1,848,603
          Property, plant and equipment                         79,913,809
          Goodwill                                              16,197,632
          Other assets                                             304,356
          Accounts and other payables                           (9,596,233)
          Accrued expenses and other current liabilities        (7,194,079)
          Long-term debt                                       (52,804,120)
          Other liabilities                                    (13,650,314)
                                                             $  50,109,167



      Unaudited pro forma consolidated results of operations for the three month periods ended January 31, 1999 and 1998, assuming the SWVA acquisition had occurred at the beginning of each period, are as follows:
                                                  (Unaudited)
                                               Three Months Ended
                                                   January 31,
                                              1999                  1998
                    Sales               $  85,562,678         $  101,209,912
                    Net earnings        $   2,639,322         $    5,863,934

Net earnings per share of common stock:
                    Basic               $        0.24         $         0.52
                    Diluted             $        0.24         $         0.52

      The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

Note 7.  Supplemental cash flow information:

                                                   (Unaudited)
                                                Three Months Ended
                                                     January 31,
                                                1999              1998
Cash paid during the period for:
     Interest                            $    1,045,230    $      561,005
     Income taxes                        $    1,388,062    $    1,060,764

Detail of acquisition:
     Fair value of assets acquired       $  151,165,643
     Liabilities assumed                    (83,244,746)
     Net cash paid for acquisition       $   67,920,897



                      INDEPENDENT ACCOUNTANTS' REPORT

DELOITTE & TOUCHE LLP
Suite 1401                                        Telephone: (336) 721-2300
500 West Fifth Street                             Facsimile: (336) 721-2301
Winston-Salem, North Carolina 27120


Board of Directors
   Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of January 31, 1999, and the related consolidated statements of earnings and cash flows for the three-month periods ended January 31, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of October 31, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 18, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP

March 2, 1999



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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                     Comparison of Increases (Decreases)
                                            Three Months Ended
                                                January 31,
                                               1999 and 1998

                                         Amount             Percent
Sales                                  1,799,832              2.5
Cost of Sales                           (260,859)            (0.4)
Administrative Expenses                1,615,086             37.3
Interest Expense                         928,808            326.9
Profit Sharing Expense                   191,553             15.7
Earnings before Income Taxes            (674,756)            (9.5)
Income Tax Expense                      (283,878)           (10.0)
Net Earnings                            (390,878)            (9.2)


On December 16, 1998, the Registrant acquired 100% of the capital stock of Steel of West Virginia, Inc. ("SWVA"), a steel manufacturer; and results for the three months ended January 31, 1999 reflect the operations of SWVA from the date of acquisition. The 1998 financial statements have not been restated to include SWVA because the acquisition was treated as a purchase for accounting purposes. Sales for the periods compared increased primarily due to the inclusion of SWVA's revenues in 1999 consolidated sales, together with improved selling prices for fabricated products. Sales, however, were negatively affected by significant declines in selling prices for both merchant bar products and billets, together with a substantial drop in billet shipments and moderate declines in bar and fabricated product shipments. Bar product selling prices declined due to increased competition from both foreign and domestic producers, prompting industry-wide list price reductions. The increased competition and excess inventories at steel service centers caused the reduction in tons shipped of bar products. A dramatic change in market conditions for billets brought diminished demand and a 42% decline in tons shipped. Billet selling prices declined with sharp reductions in scrap prices which normally trigger changes in billet pricing. Shipments of fabricated products decreased due to construction delays caused by severe winter weather, while fabricated product selling prices improved mainly as a result of less competitive conditions within the commercial construction industry, as business conditions continued strong and backlogs remained high. The effects of the decreased tons shipped for all product classes, along with the drop in the cost of scrap steel, our main raw material, were nearly offset by the impact of SWVA costs, resulting in cost of sales being flat for the period compared. Gross profit as a percentage of sales increased from 18.0% to 20.4% due mainly to the impact of the significantly reduced billet shipments which carry much lower margins. In addition, lower scrap costs and higher selling prices for fabricated products more than offset the lower selling prices for bar products and the effects of reduced production levels on costs. The increase in gross profit for the period was primarily attributable to the inclusion of SWVA's profit margins in 1999 results. Net earnings declined for the quarter as a result of increased administrative, interest and profit sharing expenses. Administrative expenses increased mainly as a result of the inclusion of SWVA's expenses in 1999 results; however, other expenses such as insurance and executive and other compensation increased as well. Administrative expenses, as a percentage of sales, rose from 6.0% in 1998 to 8.1% in 1999. Interest expense increased primarily due to substantially higher average borrowings, related to the SWVA acquisition, and slightly higher interest rates, in spite of increased capitalized interest and interest income. Profit sharing expense is based on earnings before income taxes in accordance with the provisions of various plans. For the quarter, profit sharing expense increased, in spite of reduced pre-tax income, because pre-tax income, for the purposes of calculating profit sharing, was adjusted for the affects of certain SWVA acquisition costs, principally interest expense. The effective income tax rate was relatively constant for both periods compared.

Working capital increased $30,530,652 during the period to $105,448,530 resulting both from acquired SWVA working capital and working capital provided from operations exceeding capital expenditures, dividends and debt maturities. The current ratio of 3.2 to 1 and the quick ratio of 1.6 to 1 both indicate very strong liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments total $28,180,968. At December 15, 1998, the Registrant's outstanding bank debt was $27,583,333. On December 16, 1998, the Registrant closed on $180,000,000 of secured credit facilities with a syndicate of four banks. The facilities are comprised of a $150,000,000 seven year term loan and a $30,000,000 five year revolver. The term loan was used to purchase all of the outstanding capital stock of SWVA, and refinance both the existing term debt of the Registrant and most of SWVA's bank debt assumed through the merger. Due to this new credit facility, current debt maturities are now $15,000,000 annually, which will affect working capital and future liquidity. Although, our unused $30,000,000 revolving credit facility combined with the cash and investments mentioned above provide the liquidity and capital resources necessary to fund operations and remain competitive.

At January 31, 1999, there were commitments for the purchase of property, plant and equipment approximating $4,500,000, most of which is for new state-of-the-art stacking and bundling equipment, expected to be in operation by mid-1999 with anticipated improvements in rolling mill productivity and efficiency. These commitments will also affect future liquidity and will be financed from internally generated funds and the use of the revolver mentioned above.

During the quarter, the ratio of debt to equity rose to 1.7 to 1 due to the new borrowings and other debt associated with the SWVA acquisition. The percentage of long-term debt to total capitalization increased from 16.9% to 52.5% during the period. Long-term debt increased $110,899,695 to $135,191,362, which could limit the capital resources available to the Registrant. Stockholders' equity increased as net earnings of $3,860,114 exceeded dividends of $1,052,210.

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include economic and industry conditions, availability and prices of supplies, prices of steel products, competition, governmental regulations, interest rates, inflation, labor relations, environmental concerns, the ability of the Company and its customers and vendors to address, effectively, Year 2000 issues, and others.

Since 1997, the Company has been diligently involved in converting our computer hardware and software to be Year 2000 compliant. It has been assigned the highest priority within our information systems area utilizing all internal personnel available. External resources have been added to assist in the task and continue ongoing projects. We have identified the systems in our manufacturing facilities and offices that may be affected and have completed conversion on nearly all systems through the end of 1998. To ensure compliance by third-party software vendors, we are requesting in writing from our vendors confirmation of their Year 2000 compliance. We have also purchased analytical tools to check not only our computers for compliance, but also loaded software. The Company has sent compliance questionnaires to its major suppliers to assess their readiness and our needs to seek alternate suppliers. We have not totally assessed the risks of Year 2000 issues, nor have we developed any contingency plans. We plan to utilize the remainder of 1999 for such matters and have established a completion goal of June 30, 1999 for testing our conversions. The estimated costs of Year 2000 issues are approximately $300,000 and are not expected to have a material effect on results of operations, liquidity or capital resources.


                              PART I - ITEM 3

                 QUANTITATIVE AND QUALITATIVE DISCLOSURES
                            ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in Form 10-K for fiscal year ended October 31, 1998, as previously filed with the commission. There has been no material changes to that information required to be disclosed in this 1st quarter 10-Q filing.


                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries, including SWVA, during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by both the Registrant on Form 10-K for fiscal year ended October 31, 1998 and by SWVA on Form 10-K for fiscal year ended December 31, 1997 and Forms 10-Q for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998, all previously filed with the Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits.

           (3) (b)       By Laws, as amended
           (10) (a)/(f)  SWVA Material Contracts
           (27)          Financial Data Schedule

     b. Reports on Form 8-K.

        Reports on Forms 8-K, dated November 10, 1998 and December 16,
        1998, filed during the quarter for which this report is filed, were related to the acquisition of Steel of West Virginia, Inc. on December 16, 1998. The earlier Form 8-K, under Item 5, announced the execution of the agreement and plan of merger between the Registrant and SWVA, and included the related press release as an exhibit under Item 7. The later Form 8-K, under Item 5, reported the successful completion of the Registrant's cash tender offer for all of the outstanding shares of common stock of SWVA, and included the related press release as an exhibit under Item 7. A subsequent Form 8-K was filed February 4, 1999, reporting details of the acquisition under Item 2 and giving related financial statements, unaudited pro forma financial information and exhibits under Item 7.

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

                                        ROANOKE ELECTRIC STEEL CORPORATION
                                                     Registrant


Date March 16, 1999                          Dondald G. Smith
                                   Donald G. Smith, Chairman, President,
                                   Treasurer and Chief Executive Officer
                                        (Principal Financial Officer)


Date March 16, 1999                           John E. Morris
                                   John E. Morris, Vice President-Finance
                                           and Assistant Treasurer
                                         (Chief Accounting Officer)



                               EXHIBIT INDEX

Exhibit No.                      Exhibit                          Page

  (3)  (b)      By Laws, as amended                               17

  (10) (a)      SWVA Management Bonus Plan                        18
                                                               Incorporated by
                                                                   Reference

  (10) (b)      SWVA Management Retirement Plan                   18
                                                               Incorporated by
                                                                   Reference

  (10) (c)      SWVA Collective Bargaining Agreement              18
                                                               Incorporated by
                                                                  Reference

  (10) (d)      SWVA Collective Bargaining Unit Bonus Plan        18
                                                               Incorporated by
                                                                  Reference

  (10) (e)      SWVA Collective Bargaining Unit Retirement Plan   18
                                                               Incorporated by
                                                                  Reference

  (10) (f)      SWVA Employment Agreement with Timothy R. Duke    18
                                                               Incorporated by
                                                                  Reference

  (27)          Financial Data Schedule                           19



                             EXHIBIT NO. 3 (b)

                            BY-LAWS, AS AMENDED


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

     DATED at Roanoke, Virginia this 27th day of April, 1955.

John W. Hancock, Jr.
O.D. Oakey, Jr.
S. Colston Sneed, Jr.
B.W. Morris
Charles P. Lunsford
A. Blair Antrim
John M. Donalson


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

                         ROANOKE ELECTRIC STEEL CORPORATION

                         By   Donald G. Smith
                                  President

ATTEST:
Thomas J. Crawford
   Secretary


                      ARTICLES OF AMENDMENT

                          TO BYLAWS OF

                ROANOKE ELECTRIC STEEL CORPORATION


     Pursuant to Section 13.1-714 of the Code of Virginia and
Article VII of the Bylaws of Roanoke Electric Steel Corporation, the Board of Directors of Roanoke Electric Steel Corporation executes Articles of Amendment to its Bylaws as follows:

     A.   The name of the Corporation is Roanoke Electric Steel
Corporation.

     B.   The Amendment so adopted (the "Amendment") adds a new
Section 9 to Article II of the Bylaws, which reads as follows:

          "Section 9 - Stockholder Proposals or Nominations. No business shall be transacted at any meeting of stockholders, except such business as shall be (a) specified in the notice of meeting given as provided in
     Section 3 of this Article II; (b) otherwise brought before the meeting by or at the direction of the Board; or (c) otherwise brought before the meeting by a stockholder of record of the Corporation entitled to vote at the meeting in compliance with the procedure set forth in this Section
     9. For business to be brought before a meeting by a stockholder pursuant to (c) above, the stockholder must have given timely notice in writing to the President of the Corporation. To be timely, a stockholder's notice shall be delivered to, or mailed and received at, the principal executive offices of the Corporation not less than sixty
     (60) days nor more than ninety (90) days prior to the meeting; provided, however, in the event that less than seventy (70) days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting or such public disclosure was made. Notice shall be deemed to have been given more than seventy (70) days in advance of an annual meeting of stockholders if the annual meeting is called on the date indicated by Section 1 of this Article II (as may be amended from time to time) without regard to when public disclosure thereof is made. Notice of actions to be brought before a meeting pursuant to (c) above shall set forth, as to each matter the stockholder proposes to bring before the meeting: (a) a brief description of the business desired to be brought before the meeting and the reasons for bringing such business before the meeting; (b) if the stockholder intends to nominate a candidate at the meeting for election to the Board, (i) the qualifications and experience of the prospective nominee, including current principal occupation and employment, principal positions held during the last five years and a list of all companies for which the prospective nominee serves as director, (ii) the basis for nomination, (iii) a description of all arrangements or undertakings between the recommending party and each prospective nominee and any other person concerning the recommendation and (iv) confirmation of the proposed nominee's willingness to serve; and (c) as to the stockholder giving the notice, (i) his name and address, as they appear on the Corporation's books, (ii) the classes and number of shares of the Corporation which are owned of record or beneficially by such stockholder, and (iii) any material interest of such stockholder in such business other than his interest as a stockholder of the Corporation. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted on a stockholder proposal or nomination except in accordance with the provisions set forth in this Section 9. The requirements of this Section are in addition to any other requirements established by law and do not impair the effect of the requirements of Sections 2 and 3 of Article II of these Bylaws relating to business permitted to be transacted at special stockholders' meetings. The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that any business or nomination was not properly brought before the meeting in accordance with the provisions prescribed by these Bylaws and, if he should so determine, he shall so declare to the meeting, and any such business not so properly brought before the meeting shall not be transacted."

     C. The meeting of the Board of Directors at which the Amendment was found to be in the best interest of the Corporation was held on the 15 day of December, 1998.

     WITNESS the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 15 day of December, 1998.


                         ROANOKE ELECTRIC STEEL CORPORATION


                         By  Donald G. Smith
                              President


Attest:


Thomas J. Crawford
   Secretary


                      ARTICLES OF AMENDMENT

                            TO BYLAWS

              OF ROANOKE ELECTRIC STEEL CORPORATION


     Pursuant to Section 13.1-714 of the Code of Virginia and
Article VII of the Bylaws of Roanoke Electric Steel Corporation, the Board of Directors of Roanoke Electric Steel Corporation executes Articles of Amendment to its Bylaws as follows:

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

          C. The meeting of the Board of Directors at which the Amendment was found to be in the best interest of the Corporation was held on the 19 day of January, 1999.

     Witness the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 19 day of January, 1999.

                         ROANOKE ELECTRIC STEEL CORPORATION

                         By   Donald G. Smith
                                 President

ATTEST:

Thomas J. Crawford
   Secretary




                              EXHIBIT NO. 10
                                    (a)

                         SWVA MANAGEMENT BONUS PLAN

     Incorporated by reference to the previously filed SWVA Form 10-K (Exhibit 10.42) for December 31, 1988 on file in the Commission office.

                                    (b)

                      SWVA MANAGEMENT RETIREMENT PLAN

     Incorporated by reference to the previously filed SWVA Form 10-K (Exhibit 10.49) for December 31, 1989 on file in the Commission office.

                                    (c)

                    SWVA COLLECTIVE BARGAINING AGREEMENT

     Incorporated by reference to the previously filed SWVA Form 8-K, No. 0-016254 (Exhibit 10.25) dated March 26, 1996 on file in the Commission office.

                                    (d)

                 SWVA COLLECTIVE BARGAINING UNIT BONUS PLAN

     Incorporated by reference to the previously filed SWVA Form S-1, No. 33-16845 (Exhibit 10.46) on file in the Commission office.

                                    (e)

              SWVA COLLECTIVE BARGAINING UNIT RETIREMENT PLAN

     Incorporated by reference to the previously filed SWVA Form S-1, No. 33-55952 (Exhibit 10.46) on file in the Commission office.

                                    (f)

               SWVA EMPLOYMENT AGREEMENT WITH TIMOTHY R. DUKE

     Incorporated by reference to the previously filed Form SC 14D-1 (Exhibit (c) (4)) dated December 3, 1998 on file in the Commission office.





                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE