Form 10-Q
period 1999-04-30
ROANOKE ELECTRIC STEEL CORP
filed 1999-06-11
CIK 84278

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

        (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 1999

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

                          Yes    x     No


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1999

                       11,092,638 Shares outstanding





                     ROANOKE ELECTRIC STEEL CORPORATION

                                 FORM 10-Q

                                  CONTENTS


                                                                      Page
1. Part I -  Financial Information                                    3 - 13
   Item 1.   Financial Statements

        a.   Consolidated Balance Sheets                              3
        b.   Consolidated Statements of Earnings                      4
        c.   Consolidated Statements of Cash Flows                    5
        d.   Notes to Consolidated Financial Statements               6 - 8
        e.   Independent Accountants' Report                          9

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      10 - 12

   Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                              13


2. Part II - Other Information                                        14 - 15
   Item 1.   Legal Proceedings                                        14
   Item 4.   Submission of Matters to a Vote of Security Holders      14
   Item 5.   Other Information                                        14
   Item 6.   Exhibits and Reports on Form 8-K                         15


3. Signatures                                                         16


4. Exhibit Index pursuant to Regulation S-K                           17


5. Exhibits
        a.   Financial Data Schedule                                  18


                           PART I - FINANCIAL INFORMATION
                            ITEM 1 - FINANCIAL STATEMENTS
                         ROANOKE ELECTRIC STEEL CORPORATION

                             Consolidated Balance Sheets
                                     ASSETS
                                                                       (Unaudited)
                                                                        April 30,       October 31,
                                                                           1999             1998
CURRENT ASSETS
    Cash and cash equivalents                                        $   19,636,281   $   16,167,025
    Investments                                                          11,196,724       11,727,636
    Accounts receivable                                                  50,820,336       42,415,061
    Inventories                                                          65,835,221       31,902,900
    Prepaid expenses                                                        839,917        1,586,357
    Deferred income taxes                                                 3,076,304        1,608,938
         Total current assets                                           151,404,783      105,407,917
PROPERTY, PLANT AND EQUIPMENT
    Land                                                                  8,077,943        4,264,165
    Buildings                                                            40,473,178       19,621,407
    Other property and equipment                                        181,021,534      123,615,952
    Assets under construction                                             9,047,669        4,656,746
         Total                                                          238,620,324      152,158,270
    Less--accumulated depreciation                                       75,150,568       68,522,086
         Property, plant and equipment, net                             163,469,756       83,636,184
GOODWILL                                                                 15,893,268         ---
OTHER ASSETS                                                              1,147,398          166,788
TOTAL ASSETS                                                         $  331,915,205   $  189,210,889

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                                $   15,034,131     $    4,250,000
    Accounts payable                                                     14,354,295         15,273,850
    Dividends payable                                                     1,053,800          1,052,210
    Employees' taxes withheld                                               495,008            358,851
    Accrued profit sharing contribution                                   2,852,436          5,335,822
    Accrued wages and expenses                                            9,354,288          2,959,367
    Accrued income taxes                                                    420,653          1,259,939
         Total current liabilities                                       43,564,611         30,490,039
LONG-TERM DEBT
    Notes payable                                                       146,460,552         28,541,667
    Less--current portion                                                15,034,131          4,250,000
         Total long-term debt                                           131,426,421         24,291,667
DEFERRED INCOME TAXES                                                    27,889,894         13,687,507
OTHER LIABILITIES                                                         1,941,226          1,293,788
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized 20,000,000 shares,
         issued 12,365,752 shares in 1999 and 12,349,002 in 1998          3,289,254          2,858,128
    Retained earnings                                                   124,621,667        117,407,628
         Total                                                          127,910,921        120,265,756
    Less--treasury stock, 1,273,114 shares -- at cost                       817,868            817,868
         Total stockholders' equity                                     127,093,053        119,447,888
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  331,915,205     $  189,210,889

The accompanying notes to consolidated financial statements are an integral part of this statement.





                              ROANOKE ELECTRIC STEEL CORPORATION

                              Consolidated Statements of Earnings


                                                  (Unaudited)                     (Unaudited)
                                               Three Months Ended               Six Months Ended
                                                    April 30,                       April 30,
                                               1999           1998            1999             1998

SALES                                     $101,338,801   $ 73,778,930   $  174,742,368   $  145,382,665

COST OF SALES                               80,536,197     60,384,081      138,971,322      119,080,065

GROSS EARNINGS                              20,802,604     13,394,849       35,771,046       26,302,600


OTHER OPERATING EXPENSES
   Administrative                            6,793,591      4,991,400       12,733,441        9,316,164
   Interest, net                             2,081,674        267,893        3,294,617          552,028
   Profit sharing                            2,236,747      1,407,987        3,650,261        2,629,948
     Total                                  11,112,012      6,667,280       19,678,319       12,498,140


EARNINGS BEFORE INCOME TAXES                 9,690,592      6,727,569       16,092,727       13,804,460

INCOME TAX EXPENSE                           3,918,907      2,688,574        6,460,928        5,514,473

NET EARNINGS                              $  5,771,685   $  4,038,995   $    9,631,799   $    8,289,987

Net earnings per share of common stock:
          Basic                           $       0.52   $       0.36   $         0.87   $         0.74
          Diluted                         $       0.52   $       0.36   $         0.86   $         0.73

Cash dividends per share of common stock  $      0.095   $      0.095   $        0.190   $        0.182

Weighted average number of common
   shares outstanding :
          Basic                             11,087,000     11,123,850       11,081,352       11,168,226
          Diluted                           11,140,651     11,272,803       11,144,390       11,292,595



The accompanying notes to consolidated financial statements are an integral part of this statement.




                              ROANOKE ELECTRIC STEEL CORPORATION

                             Consolidated Statements of Cash Flows

                                                                              (Unaudited)
                                                                            Six Months Ended
                                                                                 April 30,
                                                                          1999              1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                       $     9,631,799   $     8,289,987
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Deferred compensation liability                                       280,286            ---
     Postretirement liabilities                                            160,225           151,490
     Depreciation and amortization                                       7,157,467         4,581,070
     Gain on sale of investments and property, plant and equipment         (41,152)          (10,738)
     Deferred income taxes                                                 759,000           134,000
     Changes in assets and liabilities which provided
       (used) cash, exclusive of changes shown seperately               (2,778,402)         (328,295)
Net cash provided by operating activities                               15,169,223        12,817,514

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                        (6,956,419)       (4,856,788)
  Proceeds from sale of property, plant and equipment                      274,553               300
  (Purchase) sale of investments                                           520,418          (250,847)
  Acquisition of Steel of West Virginia, Inc.                          (67,921,073)           ---
  Other                                                                   (202,141)           ---
Net cash used in investing activities                                  (74,284,662)       (5,107,335)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends                                                        (2,106,010)       (2,029,194)
  Increase in dividends payable                                              1,590            82,758
  Proceeeds from exercise of common stock options                          431,126           195,015
  Payment of long-term debt                                            (84,916,468)       (2,125,000)
  Proceeds from long-term debt                                         150,000,000            ---
  Repurchase of common stock                                              (311,750)       (2,387,703)
  Loan costs                                                              (513,793)           ---
Net cash provided by (used in) financing activities                     62,584,695        (6,264,124)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                3,469,256         1,446,055

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          16,167,025         8,844,537

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    19,636,281   $    10,290,592

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     (Increase) decrease in accounts receivable                    $     6,625,864   $    (4,868,188)
     (Increase) decrease in inventories                                  1,157,444         4,837,981
     (Increase) decrease in prepaid expenses                             1,127,927           602,767
     Increase (decrease) in accounts payable                           (10,007,466)        2,205,104
     Increase (decrease) in employees' taxes withheld                     (340,932)          195,468
     Increase (decrease) in accrued profit sharing contribution         (2,726,816)       (2,280,495)
     Increase (decrease) in accrued wages and expenses                    (555,728)         (644,360)
     Increase (decrease) in accrued income taxes                         1,941,305          (376,572)
Total                                                              $    (2,778,402)  $      (328,295)


The accompanying notes to consolidated financial statements are an integral part of this statement.




                     ROANOKE ELECTRIC STEEL CORPORATION

                 Notes to Consolidated Financial Statements

                               April 30, 1999

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 1999 and the results of operations for the three months and six months ended April 30, 1999 and 1998 and cash flows for the six months ended April 30, 1999 and 1998.

Note 2. Inventories include the following major classifications:

                                     (Unaudited)
                                      April 30,         October 31,
                                        1999               1998
          Scrap steel            $      4,380,096   $      4,876,856
          Melt supplies                 3,440,828          2,408,961
          Billets                      11,877,110          3,499,907
          Mill supplies                 5,387,380          3,176,619
          Work-in-process               5,455,941           ---
          Finished steel               35,293,866         17,940,557
          Total inventories      $     65,835,221   $     31,902,900


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

Note 4. The Registrant retired all of its treasury stock applicable to the shares recently acquired through its common stock repurchase plan.

Note 5. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 during the 1999 first quarter, but comprehensive income, and its required disclosure, is the same as that shown in the consolidated statements of earnings. SFAS No. 131 establishes disclosure standards regarding information about operating segments in interim and annual financial statements. The Company will be required to adopt SFAS No. 131 at the close of fiscal year 1999 and, based on current circumstances, does not believe the effect of adoption will be significant.

Note 6. On December 16, 1998, the Registrant acquired all of the outstanding common shares of Steel of West Virginia, Inc. ("SWVA"), a Huntington, West Virginia steel manufacturer, upon completion of its cash tender offer. The consideration given was approximately $117.1 million, including the assumption of approximately $52.3 million of indebtedness, which translates into $10.75 net per SWVA share, for approximately 6,028,000 shares on a fully-diluted basis. Upon merger, SWVA became a wholly-owned subsidiary of Roanoke Electric Steel Corporation, and each share of SWVA common stock not purchased in the offer (approximately 3.6% of SWVA's outstanding shares) will be converted, subject to appraisal rights, into the right to receive $10.75 in cash, without interest. Funding for the acquisition was provided by a syndicate of four banks, including First Union National Bank, Agent. SWVA operates a mini-mill in Huntington, West Virginia, and steel fabrication facilities in Huntington and Memphis, Tennessee, while custom designing and manufacturing special steel products principally for use in the construction of truck trailers, industrial lift trucks, off-highway construction equipment (such as bulldozers and graders), manufactured housing, guard rail posts and mining equipment. For its year ended December 31, 1997, SWVA reported net sales, net income and total stockholder's equity of $112,776,000, $5,259,000 and $54,302,000, respectively. The acquisition has been accounted for as a purchase. Accordingly, the acquired assets and liabilities are included in the accompanying April 30, 1999 consolidated balance sheet at values based on a preliminary purchase price allocation. The purchase price allocation will be finalized by October 31, 1999 based upon appraisals and other evaluations currently in process. The preliminary purchase price allocation is summarized below:

                                                               (Unaudited)
                                                           December 16, 1998
        Accounts and other receivable                     $       17,811,730
        Inventories                                               35,089,765
        Prepaid expenses and other current assets                  1,848,853
        Property, plant and equipment                             79,914,154
        Goodwill                                                  16,196,961
        Other assets                                                 304,356
        Accounts and other payables                               (9,596,233)
        Accrued expenses and other current liabilities            (7,194,079)
        Long-term debt                                           (52,804,120)
        Other liabilities                                        (13,650,314)
                                                          $       67,921,073


      Unaudited pro forma consolidated results of operations for the three month period ended April 30, 1998 and the six month periods ended April 30, 1999 and 1998, assuming the SWVA acquisition had occurred at the beginning of each period, are as follows:

                                (Unaudited)              (Unaudited)
                            Three Months Ended         Six Months Ended
                                  April 30,                April 30,
                                    1998              1999           1998
      Sales                   $ 106,021,279      $ 186,901,479   $ 207,231,191
      Net earnings            $   4,703,705      $   8,411,007   $  10,567,639

      Net earnings per share
           of common stock:
           Basic              $        0.43      $        0.76   $        0.95
           Diluted            $        0.42      $        0.75   $        0.94


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

Note 7.  Supplemental cash flow information:

                                                    (Unaudited)
                                                Six Months Ended
                                                   April 30,
                                                     1999            1998
        Cash paid during the period for:
             Interest                          $    3,495,976   $   1,105,888
             Income taxes                      $    3,760,623   $   5,757,045

        Detail of acquisition:
             Fair value of assets acquired     $  151,165,819
             Liabilities assumed                  (83,244,746)
             Net cash paid for acquisition     $   67,921,073




                      INDEPENDENT ACCOUNTANTS' REPORT


DELOITTE & TOUCHE LLP
Suite 1401                                        Telephone: (336) 721-2300
500 West Fifth Street                             Facsimile: (336) 721-2301
Winston-Salem, North Carolina 27152


Board of Directors
   Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation (the "Corporation") and subsidiaries as of April 30, 1999, and the related consolidated statements of earnings and cash flows for the three-month and six-month periods ended April 30, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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


Deloitte & Touche LLP
Winston-Salem, North Carolina


June 2, 1999





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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                      Comparison of Increases (Decreases)
                                   Three Months Ended         Six Months Ended
                                       April 30,                April 30,
                                   1999        1998          1999        1998
                                  Amount     Percent        Amount     Percent

Sales                           27,559,871     37.4       29,359,703     20.2

Cost of Sales                   20,152,116     33.4       19,891,257     16.7

Administrative Expenses          1,802,191     36.1        3,417,277     36.7

Interest Expense                 1,813,781    677.1        2,742,589    496.8

Profit Sharing Expense             828,760     58.9        1,020,313     38.8

Earnings before Income Taxes     2,963,023     44.0        2,288,267     16.6

Income Tax Expense               1,230,333     45.8          946,455     17.2

Net Earnings                     1,732,690     42.9        1,341,812     16.2


On December 16, 1998, the Registrant acquired 100% of the capital stock of Steel of West Virginia, Inc. ("SWVA"), a steel manufacturer; and results for the three months and six months ended April 30, 1999 reflect the operations of SWVA from the date of acquisition. The 1998 financial statements have not been restated to include SWVA because the acquisition was treated as a purchase for accounting purposes. The significant increase in sales for both the six month and three month periods compared was primarily due to the inclusion of SWVA's revenues in 1999 consolidated sales, together with improved selling prices for fabricated products. Sales for both periods, however, were negatively affected by significant declines in selling prices for both merchant bar products and billets, together with a substantial drop in billet shipments. Slightly reduced shipment levels for both bar and fabricated products during the six month period also had a negative impact on sales. For the three months compared, sales were favorably impacted by increased fabricated product shipments, while tons shipped of merchant bar products were flat. During both periods compared, competition from foreign and domestic producers increased, prompting industry-wide list price reductions for bar products. In spite of the increased competition, tons shipped of bar products were flat during the second quarter; however, for the six month period, shipments declined due to the lower shipments sustained in the first quarter. A dramatic change in market conditions for billets brought diminished demand and a near 40% decline in tons shipped for both periods. Billet selling prices declined in both periods with sharp reductions in scrap prices which normally trigger changes in billet pricing. Fabricated product selling prices improved during the six month and three month periods primarily resulting from less competitive conditions within the commercial construction industry, as business conditions continued strong and backlogs remained high. Shipments of fabricated products increased slightly as a result of the more favorable competitive conditions; however shipments lagged for the six months due to the lower tons shipped in the first quarter. Cost of sales increased in both periods compared mainly due to the impact of SWVA costs, in spite of the significant reductions in both billet shipments and the cost of scrap steel, our main raw material. Gross profit as a percentage of sales increased during both periods from 18.1% to 20.5%, primarily as a result of the impact of substantially reduced billet shipments which carry much lower margins. Also, lower scrap costs coupled with higher fabricated product selling prices more than offset the lower bar prices and the effects of reduced production levels on costs. For both periods compared, the increase in gross profit and net earnings was mainly due to the inclusion of SWVA's gross profits in 1999 results, together with improvements in gross profits for fabricated products, which more than offset higher administrative, interest and profit sharing expenses. Administrative expenses increased in both periods compared mainly as a result of the inclusion of SWVA's expenses in 1999 results, coupled with higher insurance costs and increased executive and other compensation. Administrative expenses, as a percentage of sales, dropped from 6.8% to 6.7% for the three month period, but rose from 6.4% to 7.3% for the six month period. Interest expense increased in both periods compared primarily due to substantially higher average borrowings, related to the SWVA acquisition, and slightly higher interest rates, in spite of increased capitalized interest and interest income. Profit sharing expense is based on earnings before income taxes in accordance with the provisions of various plans. For both periods compared, profit sharing expense increased as a result of improvements in earnings. The effective income tax rate was relatively constant for both periods compared.

Working capital increased $32,922,294 during the period to $107,840,172 resulting both from acquired SWVA working capital and working capital provided from operations exceeding capital expenditures, dividends, debt maturities and repurchases of common stock. The current ratio of 3.5 to 1 and the quick ratio of 1.9 to 1 both indicate very strong liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments increased $2,938,344 during the period to $30,833,005. At December 15, 1998, the Registrant's outstanding bank debt was $27,583,333. On December 16, 1998, the Registrant closed on $180,000,000 of secured credit facilities with a syndicate of four banks. The facilities are comprised of a $150,000,000 seven year term loan and a $30,000,000 five year revolver. The term loan was used to purchase all of the outstanding capital stock of SWVA, and refinance both the existing term debt of the Registrant and most of SWVA's bank debt assumed through the merger. Due to this new credit facility, current debt maturities are now $15,000,000 annually, which will affect working capital and future liquidity. Although, our unused $30,000,000 revolving credit facility combined with the cash and investments mentioned above provided the liquidity and capital resources necessary to fund operations and remain competitive.

At April 30, 1999, there were commitments for the purchase of property, plant and equipment approximating $3,750,000, a significant portion of which is for new state-of-the-art stacking and bundling equipment, expected to be in operation by 1999's third quarter with anticipated improvements in rolling mill productivity and efficiency. These commitments will also affect future liquidity and will be financed from internally generated funds and the use of the revolver mentioned above.

During the first half of the year, the ratio of debt to equity rose to 1.6 to 1 due to the new borrowings and other debt associated with the SWVA acquisition. The percentage of long-term debt to total capitalization increased from 16.9% to 50.8% during the period. Long-term debt increased $107,134,754 to $131,426,421, which could limit the capital resources available to the Registrant. Stockholders' equity increased to $127,093,053 mainly due to net earnings of $9,631,799 exceeding dividends of $2,106,010.

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

Since 1997, the Company has been involved in converting our computer hardware and software to be Year 2000 compliant. It has been assigned the highest priority within our information systems area utilizing all internal personnel available. External resources have been added to assist in the task and continue ongoing projects. We have identified the systems in our manufacturing facilities and offices that may be affected and have completed conversion on nearly all systems. To ensure compliance by third-party software vendors, we are requesting in writing from our vendors confirmation of their Year 2000 compliance. We have also purchased analytical tools to check not only our computers for compliance, but also loaded software. The Company has sent compliance questionnaires to its major suppliers to assess their readiness and our need to seek alternate suppliers. We have not totally assessed the risks of Year 2000 issues, nor have we developed any contingency plans. We plan to utilize the remainder of 1999 for such matters and have established a completion goal of June 30, 1999 for testing our conversions. The estimated costs of Year 2000 issues are approximately $400,000 and are not expected to have a material effect on results of operations, liquidity or capital resources.



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



                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries, including SWVA, during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by both the Registrant on Form 10-K for fiscal year ended October 31, 1998 and Form 10-Q for the quarter ended January 31, 1999 and by SWVA on Form 10-K for fiscal year ended December 31, 1997 and Forms 10-Q for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998, all previously filed with the Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On February 16, 1999, the Annual Meeting of Shareholders was held and the following persons were elected as Class C directors of the Registrant, with terms expiring in 2002:

                                                     Authority        Not
                     Director               For       Withheld       Voted
              Charles I. Lunsford, II    10,253,407     2,693       818,988
              Paul E. Torgersen          10,253,912     2,188       818,988
              John D. Wilson             10,253,762     2,338       818,988

        The following persons continued to serve as Class A and Class B directors of the Registrant after the annual meeting:

              Class A directors, with terms expiring in 2000
              George B. Cartledge, Jr.
              Thomas L. Robertson
              Donald G. Smith

              Class B directors, with terms expiring in 2001
              Frank A. Boxley
              George W. Logan
              Timothy R. Duke *
                * Elected to the Board on January 19, 1999 as a result of
                    the SWVA merger transaction.

ITEM 5.  OTHER INFORMATION.

        The labor contract between the United Steelworkers of America, AFL-CIO ("Steelworkers") and SWVA, Inc. ("Steel"), located in Huntington, West Virginia, expired on June 4, 1999 at 4:00 p.m. On June 6, 1999, the Steelworkers called a strike at Steel's mill after the parties failed to ratify the terms of a new collective bargaining agreement. Steel is a wholly owned subsidiary of Roanoke Electric Steel Corporation.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits.

         (27)       Financial Data Schedule

     b. Reports on Form 8-K.

        A report on Form 8-K was filed February 4, 1999, during the quarter for which this report is filed, stating under Item 2 that on December 16, 1998, the Registrant acquired all of the outstanding common shares of Steel of West Virginia, Inc., upon completion of its cash tender offer. The consideration given was approximately $117.1 million, including the assumption of approximately $52.3 million of indebtedness. Funding was provided by a syndicate of four banks, including First Union National Bank, Agent. Item 7 included SWVA financial statements on its most recent Form 10-K and Forms 10-Q, pro forma condensed financial statements combining historical financial data of the Registrant with that of SWVA adjusted for events attributable to the acquisition, and exhibits.


Items 2, and 3 are omitted because the information required by these items is not applicable.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ROANOKE ELECTRIC STEEL CORPORATION
                                                  Registrant



Date   June 2, 1999                           Donald G. Smith
                                    Donald G. Smith, Chairman, President,
                                    Treasurer and Chief Executive Officer
                                         (Principal Financial Officer)



Date   June 2, 1999                            John E. Morris
                                     John E. Morris, Vice President-Finance
                                             and Assistant Treasurer
                                           (Chief Accounting Officer)



                               EXHIBIT INDEX


Exhibit No.                   Exhibit                           Page

  (27)                 Financial Data Schedule                   18






                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE