Form 10-Q
period 1999-07-31
ROANOKE ELECTRIC STEEL CORP
filed 1999-09-14
CIK 84278

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

        (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 1999

                                     OR

      (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to_______________


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

                          Yes x     No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1999.

                       11,004,763 Shares outstanding




                     ROANOKE ELECTRIC STEEL CORPORATION

                                 FORM 10-Q

                                  CONTENTS

                                                                      Page
1. Part I   -  Financial Information                                 3 - 13
   Item 1.     Financial Statements

        a.     Consolidated Balance Sheets                           3
        b.     Consolidated Statements of Earnings                   4
        c.     Consolidated Statements of Cash Flows                 5
        d.     Notes to Consolidated Financial Statements            6 - 8
        e.     Independent Accountants' Report                       9


   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations         10 - 12


   Item 3.     Quantitative and Qualitative Disclosures
               About Market Risk                                     13


2. Part II  -  Other Information                                     14
   Item 1.     Legal Proceedings                                     14
   Item 6.     Exhibits and Reports on Form 8-K                      14


3. Signatures                                                        15


4. Exhibit Index pursuant to Regulation S-K                          16


5. Exhibits

        a.     Steel of West Virginia Collective
               Bargaining Agreement                                  17

        b.     Financial Data Schedule                               18




                                PART I - FINANCIAL INFORMATION
                                ITEM 1 - FINANCIAL STATEMENTS
                              ROANOKE ELECTRIC STEEL CORPORATION

                                 Consolidated Balance Sheets
                                        ASSETS
                                                              (Unaudited)
                                                                July 31,       October 31,
                                                                  1999             1998
CURRENT ASSETS
    Cash and cash equivalents                                $ 32,017,569     $ 16,167,025
    Investments                                                10,985,409       11,727,636
    Accounts receivable                                        47,543,853       42,415,061
    Refundable income taxes                                       744,447          ---
    Inventories                                                60,910,323       31,902,900
    Prepaid expenses                                            1,430,556        1,586,357
    Deferred income taxes                                       3,076,304        1,608,938
         Total current assets                                 156,708,461      105,407,917
PROPERTY, PLANT AND EQUIPMENT
    Land                                                        8,077,943        4,264,165
    Buildings                                                  40,777,431       19,621,407
    Other property and equipment                              191,784,119      123,615,952
    Assets under construction                                     808,279        4,656,746
         Total                                                241,447,772      152,158,270
    Less--accumulated depreciation                             78,907,852       68,522,086
         Property, plant and equipment, net                   162,539,920       83,636,184
GOODWILL                                                       15,690,806          ---
OTHER ASSETS                                                    1,134,247          166,788
TOTAL ASSETS                                                 $336,073,434     $189,210,889

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                        $ 15,034,131     $  4,250,000
    Accounts payable                                           16,622,601       15,273,850
    Dividends payable                                           1,100,476        1,052,210
    Employees' taxes withheld                                     605,190          358,851
    Accrued profit sharing contribution                         4,135,391        5,335,822
    Accrued wages and expenses                                  8,726,164        2,959,367
    Accrued income taxes                                          ---            1,259,939
         Total current liabilities                             46,223,953       30,490,039
LONG-TERM DEBT
    Notes payable                                             142,702,699       28,541,667
    Less--current portion                                      15,034,131        4,250,000
         Total long-term debt                                 127,668,568       24,291,667
DEFERRED INCOME TAXES                                          28,630,894       13,687,507
OTHER LIABILITIES                                               3,357,301        1,293,788
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized
        20,000,000 shares, issued 12,277,877 shares
        in 1999 and 12,349,002 in 1998                          3,416,566        2,858,128
    Retained earnings                                         127,594,020      117,407,628
         Total                                                131,010,586      120,265,756
    Less--treasury stock, 1,273,114 shares -- at cost             817,868          817,868
         Total stockholders' equity                           130,192,718      119,447,888
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $336,073,434     $189,210,889

The accompanying notes to consolidated financial statements are an integral part of this statement.



                                      ROANOKE ELECTRIC STEEL CORPORATION

                                      Consolidated Statements of Earnings


                                               (Unaudited)                  (Unaudited)
                                          Three Months Ended           Nine Months Ended
                                               July 31,                      July 31,
                                          1999          1998            1999          1998

SALES                                  $95,879,063   $73,119,315    $270,621,431   $218,501,980

COST OF SALES                           77,155,745    58,937,231     216,127,067    178,017,296

GROSS EARNINGS                          18,723,318    14,182,084      54,494,364     40,484,684


OTHER OPERATING EXPENSES (INCOME)
   Administrative                        6,701,636     4,817,725      19,435,077     14,133,889
   Interest, net                         2,042,047       220,246       5,336,664        772,274
   Profit sharing                        2,082,450     1,632,545       5,732,711      4,262,493
   Antitrust litigation settlement      (1,859,545)       ---         (1,859,545)        ---
     Total                               8,966,588     6,670,516      28,644,907     19,168,656

EARNINGS BEFORE INCOME TAXES             9,756,730     7,511,568      25,849,457     21,316,028

INCOME TAX EXPENSE                       3,908,900     3,002,119      10,369,828      8,516,592

NET EARNINGS                           $ 5,847,830   $ 4,509,449    $ 15,479,629    $12,799,436

Net earnings per share of common stock:
          Basic                        $      0.53   $      0.41    $       1.40    $      1.15
          Diluted                      $      0.52   $      0.40    $       1.39    $      1.14

Cash dividends per share
  of common stock                      $      0.10   $     0.095    $       0.29    $     0.277

Weighted average number of
  common shares outstanding:
          Basic                         11,084,043    11,107,558      11,082,259     11,147,781
          Diluted                       11,160,008    11,245,565      11,147,889     11,276,051


The accompanying notes to consolidated financial statements are an integral part of this statement.




                                    ROANOKE ELECTRIC STEEL CORPORATION

                                   Consolidated Statements of Cash Flows

                                                                               (Unaudited)
                                                                            Nine Months Ended
                                                                                  July 31,
                                                                             1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                            $ 15,479,629   $ 12,799,436
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Deferred compensation liability                                         316,249         ---
     Postretirement liabilities                                              240,337        227,234
     Depreciation and amortization                                        11,235,135      6,890,501
     Gain on sale of investments and property, plant and equipment           (29,382)       (13,081)
     Deferred income taxes                                                 1,500,000        237,000
     Changes in assets and liabilities which provided
       (used) cash, exclusive of changes shown separately                  6,700,559      2,521,487
Net cash provided by operating activities                                 35,442,527     22,662,577

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                          (9,900,358)    (8,141,975)
  Proceeds from sale of property, plant and equipment                        315,553            300
  (Purchase) sale of investments                                             712,390     (3,251,508)
  Acquisition of Steel of West Virginia, Inc.                            (67,921,073)        ---
  Other                                                                     (223,849)        ---
Net cash used in investing activities                                    (77,017,337)   (11,393,183)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends                                                          (3,206,486)    (3,085,621)
  Increase in dividends payable                                               48,266         84,788
  Proceeds from exercise of common stock options                             558,438        378,765
  Payment of long-term debt                                              (88,674,321)    (3,187,500)
  Proceeds from long-term debt                                           150,000,000        ---
  Repurchase of common stock                                              (2,086,750)    (2,387,703)
  Loan costs                                                                (513,793)        ---
  Interest rate reverse swap settlement from lender                        1,300,000         ---
Net cash provided by (used in) financing activities                       57,425,354     (8,197,271)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 15,850,544      3,072,123

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            16,167,025      8,844,537

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 32,017,569   $ 11,916,660

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     (Increase) decrease in accounts receivable                         $  9,902,347   $ (1,085,925)
     (Increase) decrease in refundable income taxes                        2,036,144         ---
     (Increase) decrease in inventories                                    6,082,342      3,000,373
     (Increase) decrease in prepaid expenses                                 537,288       (291,186)
     Increase (decrease) in accounts payable                              (7,739,160)     2,445,727
     Increase (decrease) in employees' taxes withheld                       (230,750)        56,392
     Increase (decrease) in accrued profit sharing contribution           (1,443,861)      (856,356)
     Increase (decrease) in accrued wages and expenses                    (1,183,852)      (409,085)
     Increase (decrease) in accrued income taxes                          (1,259,939)      (338,453)
Total                                                                   $  6,700,559   $  2,521,487


The accompanying notes to consolidated financial statements are an integral part of this statement.



                     ROANOKE ELECTRIC STEEL CORPORATION

                 Notes to Consolidated Financial Statements

                               July 31, 1999

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 1999 and the results of operations for the three months and nine months ended July 31, 1999 and 1998 and cash flows for the nine months ended July 31, 1999 and 1998.

Note 2.  Inventories include the following major classifications:


                                         (Unaudited)
                                           July 31,      October 31,
                                             1999           1998
                Scrap steel             $  4,040,281   $  4,876,856
                Melt supplies              3,910,448      2,408,961
                Billets                   13,231,583      3,499,907
                Mill supplies              4,884,431      3,176,619
                Work-in-process            4,715,991         ---
                Finished steel            30,127,589     17,940,557
                Total inventories       $ 60,910,323   $ 31,902,900



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

Note 6. On December 16, 1998, the Registrant acquired all of the outstanding common shares of Steel of West Virginia, Inc. ("SWVA"), a Huntington, West Virginia steel manufacturer, upon completion of its cash tender offer. The consideration given was approximately $117.1 million, including the assumption of approximately $52.3 million of indebtedness, which translates into $10.75 net per SWVA share, for approximately 6,028,000 shares on a fully-diluted basis. Upon merger, SWVA became a wholly-owned subsidiary of Roanoke Electric Steel Corporation, and each share of SWVA common stock not purchased in the offer (approximately 3.6% of SWVA's outstanding shares) will be converted, subject to appraisal rights, into the right to receive $10.75 in cash, without interest. Funding for the acquisition was provided by a syndicate of four banks, including First Union National Bank, Agent. SWVA operates a mini-mill in Huntington, West Virginia, and steel fabrication facilities in Huntington and Memphis, Tennessee, while custom designing and manufacturing special steel products principally for use in the construction of truck trailers, industrial lift trucks, off-highway construction equipment (such as bulldozers and graders), manufactured housing, guard rail posts and mining equipment. For its year ended December 31, 1997, SWVA reported net sales, net income and total stockholders' equity of $112,776,000, $5,259,000 and $54,302,000, respectively. The acquisition has been accounted for as a purchase. Accordingly, the acquired assets and liabilities are included in the accompanying July 31, 1999 consolidated balance sheet at values based on a preliminary purchase price allocation. The purchase price allocation will be finalized by October 31, 1999 based upon appraisals and other evaluations currently in process. The preliminary purchase price allocation is summarized below:

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





         Unaudited pro forma consolidated results of operations for the three month period ended July 31, 1998 and the nine month periods ended July 31, 1999 and 1998, assuming the SWVA acquisition had occurred at the beginning of each period, are as follows:

                              (Unaudited)               (Unaudited)
                          Three Months Ended          Nine Months Ended
                                 July 31,                  July 31,
                                  1998               1999           1998
         Sales           $     106,244,220     $  282,780,542   $ 313,475,411
         Net earnings    $       5,487,804     $   14,258,837   $  16,055,443

         Net earnings per share
         of common stock:
             Basic       $            0.49     $         1.29   $        1.44
             Diluted     $            0.48     $         1.28   $        1.42


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

Note 7.  Supplemental cash flow information:


                                                       (Unaudited)
                                                     Nine Months Ended
                                                          July 31,
                                                    1999            1998
           Cash paid during the period for:
             Interest                        $    5,917,187   $    1,609,994
             Income taxes                    $    8,093,623   $    8,618,045


           Detail of acquisition:
             Fair value of assets acquired   $  151,165,819
             Liabilities assumed                (83,244,746)
             Net cash paid for acquisition   $   67,921,073




                      INDEPENDENT ACCOUNTANTS' REPORT


        Board of Directors
        Roanoke Electric Steel Corporation

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation (the "Corporation") and subsidiaries as of July 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended July 31, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of October 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 18, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
Winston-Salem, North Carolina

August 20, 1999


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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                     Comparison of Increases (Decreases)
                                 Three Months Ended       Nine Months Ended
                                      July 31,               July 31,
                                   1999       1998        1999       1998
                                  Amount     Percent     Amount     Percent
Sales                           22,759,748     31.1    52,119,451     23.9
Cost of Sales                   18,218,514     30.9    38,109,771     21.4
Administrative Expenses          1,883,911     39.1     5,301,188     37.5
Interest Expense                 1,821,801    827.2     4,564,390      591
Profit Sharing Expense             449,905     27.6     1,470,218     34.5
Antitrust Settlement Income      1,859,545       *       1,859,545       *
Earnings before Income Taxes     2,245,162     29.9     4,533,429     21.3
Income Tax Expense                 906,781     30.2     1,853,236     21.8
Net Earnings                     1,338,381     29.7     2,680,193     20.9

     * Cannot be calculated

On December 16, 1998, the Registrant acquired 100% of the capital stock of Steel of West Virginia, Inc. ("SWVA"), a steel manufacturer; and results for the three months and nine months ended July 31, 1999 reflect the operations of SWVA from the date of acquisition. The 1998 financial statements have not been restated to include SWVA because the acquisition was treated as a purchase for accounting purposes. Sales for both the nine month and three month periods compared increased significantly, due mainly to the inclusion of SWVA's revenues in 1999 consolidated sales, together with improved selling prices for fabricated products. Sales for both periods, however, were negatively affected by significant declines in selling prices for both merchant bar products and billets, together with reductions in tons shipped of bar products, fabricated products and billets, with the latter down substantially. Increased competition from foreign and domestic producers prompted industry-wide list price reductions for bar products during both periods compared. The increased competition, excess inventories at steel service centers and a shortage of transportation all contributed to the decreased tons shipped of bar products for the periods compared. A dramatic change in market conditions for billets brought diminished demand and declines in tons shipped of 37% for the nine months and 26% for the quarter
 . Billet selling prices declined in both periods with sharp reductions in scrap prices which normally trigger changes in billet pricing. Competitive conditions within the commercial construction industry generally impact selling prices and shipment levels of fabricated products and were relatively favorable during both periods as reflected in the higher selling prices. The reduced shipments were caused by minor factors other than competition as business conditions continued strong and backlogs remained high. Cost of sales increased in both periods compared mainly due to the impact of SWVA costs, in spite of the effects of the decreased tons shipped for all product classes and the drop in the cost of scrap steel, our main raw material. Gross profit as a percentage of sales increased during the nine month period from 18.5% to 20.1%, and during the three month period from 19.4% to 19.5%, primarily as a result of the impact of substantially reduced billet shipments which carry much lower margins. In addition, lower scrap costs and higher selling prices for fabricated products offset the lower selling prices for bar products and the effects of reduced production levels on costs. For both periods compared, the increase in gross profit and net earnings was mainly due to the inclusion of SWVA's gross profits in 1999 results, together with improvements in gross profits for fabricated products, which more than offset higher administrative, interest and profit sharing expenses. The increased earnings, as mentioned above, resulted in spite of the negative effects of a two week work stoppage at SWVA that concluded with a new three year collective bargaining agreement. Administrative expenses increased in both periods compared mainly as a result of the inclusion of SWVA's expenses in 1999 results, together with higher insurance costs and increased executive and other compensation. Administrative expenses, as a percentage of sales, rose from 6.5% to 7.2% for the nine month period and from 6.6% to 7.0% for the three month period. Interest expense increased in both periods compared primarily due to substantially higher average borrowings, related to the SWVA acquisition, and slightly higher interest rates, in spite of increased capitalized interest and interest income. Profit sharing expense is based on earnings before income taxes in accordance with the provisions of various plans. For both periods compared, profit sharing expense increased as a result of improvements in earnings. During the 1999 quarter and nine month periods, other operating expenses were reduced by $1,859,545 as a result of a partial settlement from a number of our graphite electrode suppliers for antitrust violations. The effective income tax rate was relatively constant for both periods compared.

Working capital increased $35,566,630 during the period to $110,484,508 resulting both from acquired SWVA working capital and working capital provided from operations exceeding capital expenditures, dividends, debt maturities and repurchases of common stock. The current ratio of 3.4 to 1 and the quick ratio of 2.0 to 1 both indicate very strong liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments increased $15,108,317 during the period to $43,002,978. On December 15, 1998, the Registrant's outstanding bank debt was $27,583,333. On December 16, 1998, the Registrant closed on $180,000,000 of secured credit facilities with a syndicate of four banks. The facilities are comprised of a $150,000,000 seven year term loan and a $30,000,000 five year revolver. The term loan was used to purchase all of the outstanding capital stock of SWVA, and refinance both the existing term debt of the registrant and most of SWVA's bank debt assumed through the merger. Due to this new credit facility, current debt maturities are now $15,000,000 annually, which will affect working capital and future liquidity. Although, our unused $30,000,000 revolving credit facility combined with the cash and investments mentioned above provided the liquidity and capital resources necessary to fund operations and remain competitive.

At July 31, 1999, there were commitments for the purchase of property, plant and equipment approximating $3,200,000, a significant portion of which is for new state-of-the art stacking and bundling equipment, expected to be in operation during the next quarter with anticipated improvements in rolling mill productivity and efficiency. These commitments will also affect future liquidity and will be financed from internally generated funds and the use of the revolver mentioned above.

During the period, the ratio of debt to equity rose to 1.6 to 1 due to the new borrowings and other debt associated with the SWVA acquisition. The percentage of long-term debt to total capitalization increased from 16.9% to 49.5% during the nine months. Long-term debt increased $103,376,901 to $127,668,568, which could limit the capital resources available to the Registrant. Stockholders' equity increased to $130,192,718 mainly due to net earnings of $15,479,629 exceeding dividends of $3,206,486 and common stock repurchases of $2,086,780.

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

Since 1997, the Company has been involved in converting our computer hardware and software to be Year 2000 compliant. It has been assigned the highest priority within our information systems area utilizing all internal personnel available. External resources have been added to assist in the task and continue ongoing projects. We have identified the systems in our manufacturing facilities and offices that may be affected and have completed conversion on nearly all systems. To ensure compliance by third-party software vendors, we are requesting in writing from our vendors confirmation of their Year 2000 compliance. We have also purchased analytical tools to check not only our computers for compliance, but also loaded software. The Company has sent compliance questionnaires to its major suppliers to assess their readiness and our need to seek alternate suppliers. We have not totally assessed the risks of Year 2000 issues, nor have we developed any contingency plans. We plan to utilize the remainder of 1999 for such matters and have established a completion goal of September 30, 1999 for testing our conversions. The estimated costs of Year 2000 issues are approximately $400,000 and are not expected to have a material effect on results of operations, liquidity or capital resources.


                              PART I - ITEM 3

                  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in Form 10-K for fiscal year ended October 31,1998, as previously filed with the commission. There has been no material changes to that information required to be disclosed in this 3rd quarter 10-Q filing, except as follows:

      The Company uses interest rate swaps, a form of derivative, to manage interest costs. On June 25, 1999, the Company did a reverse swap, converting $40,000,000 of term debt to a variable interest rate from a fixed rate. A fee of $1,300,000 was received and will be recorded in income ratably over the 6 1/2 years remaining to maturity of the term loan. Currently, the Company maintains an interest rate swap agreement resulting in a fixed rate of 6.81% on the notional amount of $102,500,000 through January 3, 2006. The difference between fixed rate and floating rate interest is recognized as an adjustment to interest expense in the period incurred. The $40, 000,000 of variable rate term debt is subject to the risk of fluctuations in short-term interest rates; however, the $43,002,978 of cash and investments at July 31, 1999 provided a hedge against rising interest rates.



                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries, including SWVA, during the period covered by this report, and there was no material development in or termination of the legal proceedings reported earlier by both the Registrant on Form 10-K for fiscal year ended October 31, 1998 and Forms 10-Q for the quarters ended January 31, 1999 and April 30, 1999, and by SWVA on Form 10-K for fiscal year ended December 31, 1997 and Forms 10-Q for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998, all previously filed with the Commission.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits.

            (10)      SWVA Collective Bargaining Agreement

            (27)      Financial Data Schedule

     b. Reports on Form 8-K.

          Reports on Form 8-K, dated June 4, 1999 and June 20, 1999, filed during the quarter for which this report is filed, were related to SWVA's collective bargaining agreement. The earlier Form 8-K, under Item 5, reported that the labor contract between the United Steelworkers of America, AFL-CIO ("Steelworkers") and SWVA, Inc. ("Steel") expired on June 4, 1999 at 4:00 p.m. On June 6, 1999, the Steelworkers called a strike at Steel's Huntington mill after the parties failed to ratify the terms of a new collective bargaining agreement. The later Form 8-K, under Item 5, reported that on June 20, 1999, Steel entered into a three year labor contract with the Steelworkers, bringing an end to the two week labor strike, referred to above.

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

                                        ROANOKE ELECTRIC STEEL CORPORATION
                                                     Registrant


Date 8/20/99                                      Donald G. Smith
                                        Donald G. Smith, Chairman, President,
                                        Treasurer and Chief Executive Officer
                                              (Principal Financial Officer)


Date 8/20/99                                      John E. Morris
                                        John E. Morris, Vice President-Finance
                                                 and Assistant Treasurer
                                               (Chief Accounting Officer)


                               EXHIBIT INDEX


Exhibit No.                      Exhibit                             Page

   (10)                  SWVA Collective Bargaining Agreement         17

   (27)                  Financial Data Schedule                      18



                               EXHIBIT NO. 10

                    SWVA COLLECTIVE BARGAINING AGREEMENT


               COLLECTIVE BARGAINING AGREEMENT

     This Agreement, made and entered into (to become effective 12:01 a.m.) June 7, 1999, is between SWVA, Inc., or it's successor, at it's plant at 17th Street and Second Avenue in Huntington, West Virginia (hereinafter referred to as "Steel" or "Company") and the United Steelworkers of America, AFL-CIO, (hereinafter referred to as "Steelworkers" or "USWA").

     The Company agrees that it will not sell, convey, assign, or otherwise transfer the SWVA, INC., Plant or significant part thereof covered by the Contract between the Company and the United Steelworkers of America that has not been permanently shutdown for at least eight months to any other party ("buyer") who continues to operate the "Plant" as the Company had, unless no later than the time of the transfer the "buyer" agrees to assume this Agreement. Once so assumed, this Agreement will continue to bind the Union.

Section 1 - INTENT AND PURPOSE

1-A  Relationship between the parties

     1. It is the intent and purpose of the parties hereto that this Agreement shall promote and improve industrial and economic relationships between Steel and Steelworkers and to set forth herein the Agreement covering rates of pay, hours of work and conditions of employment to be observed between the parties hereto.

1-B  Anti-discrimination

     1. There shall be no discrimination, restraint or coercion against any member because of membership in the Union, Union Activity, Race, Creed, Color, Sex, National Origin,
         Religion, Age or Handicap.

     2.  The parties agree to comply with the Federal "ADA Law".

1-C  Definition of employee

     1. The term "employee" as used in this Agreement will include all production and maintenance workers of Steel at it's Huntington plant located at Seventeenth Street and Second Avenue in Huntington, West Virginia. Positions herein excluded from the Bargaining Unit include Stenographers, Secretaries, Receptionists, PBX Operators, Messengers, Porters, Clerks (cost, inventory, stores, production, payroll, sales, accounting and billing personnel), Weighmaster, Draftsmen, Guards, Watchmen, Foremen, Supervisors, Superintendents, all personnel who are on the semi-monthly payroll of Steel, and all other employee's agreed to by Steel and the Steelworkers.

1-D  Supervisor working

     1. The Company agrees that Supervisors and other members of management are employed for the purpose of supervision. Supervisors shall not take the place of or perform the duties of regular bargaining unit employee's except for the purposes of instructing, training, investigating a problem, or where an emergency exists and/or assisting bargaining unit employee's to maintain efficient operations as long as assisting is minimal. However, this Section is not to prohibit Melter Supervisors, Caster Supervisors, or Roller Supervisors from continuing to perform their duties as they have in the past.

     2. In the event a Foreman violates Section 1-D-1 above, the Company will compensate the employee who should have been offered the work a minimum of one hour pay or the actual time worked, whichever is greater.

1-E  Contracting Out

     1. Steel shall not have any production work performed by non-Bargaining Unit employee's that is normally performed by the Bargaining Unit as long as current employee's are willing to work the overtime and equipment time is available.

     2. Steel will not contract-out work normally performed by Bargaining Unit maintenance employee's for the purpose of avoiding overtime or during any period of lay-off as long as those employee's laid-off have the ability to perform the work in question (excluding any laid-off probationary employee's).

Section 2 - MANAGEMENT

2-A  Management Rights

     1. The Union and it's members recognize the right to manage the plant and works, and to direct the working forces, is vested exclusively in the Company. Among these rights are the right to hire, suspend, discharge for just cause, promote, demote, transfer, assign jobs, increase forces and decrease forces, provided this Section will not be used for purpose of discrimination against any employee or in violation of any of the other provisions of this Agreement.

Section 3 - RECOGNITION

3-A  USWA

     1. Steel recognized the Steelworkers as the exclusive representative of all the employees of Steel, as defined in
         Section 1-C-1 hereof, for the purpose of collective bargaining in respect to rates of pay, wages, hours of work and other conditions of employment.

3-B  Committees

     1.  Steel will recognize the Local Union's Grievance,
         Safety, Retirement, Insurance, Worker's Compensation,
         Contracting Out, Labor/Management, Civil Rights and
         Negotiating as committees.

     2. Steel will count lost scheduled straight time hours as time worked during Joint/Committee meetings for the following committees only: Safety, Labor/Management and Retirement committees. Steel will extend the same application to the Chairman of the Union's Blood Bank.

          (a) Grievance committeemen will be paid to attend joint 3rd Step meetings.

3-C  Membership

     1. Steel agrees that membership in the Steelworkers shall hereafter be a condition of employment in accordance with the provisions which follow in paragraphs 3-D-1 & 2, 3-E-1 & 2, and 3-F-1.

3-D  Probationary Employee's

     1. All new employee's who are hired by Steel will become Steelworker members after thirty (30) calendar days. However, their probationary period shall be 525 hours of actual performance of work, during which time employee's have no rights under this Collective Bargaining Agreement and can't file grievances.

     2. A probation period is provided to determine if a new employee will become an effective team member in the work force of Steel. At the end of each 175 hours worked, during the probationary period, the employee will either receive a salary increase as provided in Section 8-A-6 or be terminated, all entirely at the discretion of Steel.

3-E  Authorization Cards

     1. The Union shall indemnify and save Steel harmless against any and all claims, demands, suits, or other forms of liability that shall arise out of or by reason of action taken by Steel in reliance upon the Union Dues Deduction Authorization Cards including deducting "Union Dues from probationary employees".

     2. It is further agreed that during the life of this Agreement, all members of the Steelworkers shall authorize Steel to check off their union dues, initiation fees and assessments, each as designated by the Secretary/Treasurer of the International Union. Steel agrees to check off such authorized dues, initiation fees and assessments and to forward them to the Secretary/Treasurer of the International Union.

3-F  Loss of Membership

     1. Should the Steelworkers determine for any reason that an employee loses his membership in good standing with them which would require termination of the employee from Steel, the Steelworkers will hold Steel harmless from any action taken by the employee against Steel.

Section 4 - RESPONSIBILITIES OF THE PARTIES

4-A  Plant Rules

     1. Steel and Steelworkers recognize and agree that basic and fundamental rules are required to govern the interaction between the parties, individuals and groups of individuals of Steelworkers and Steel. The parties further agree that these rules, stated in Section 20, will be followed by all employees and individuals hired by Steel. Supervisors will endeavor to call an employee's attention to violations of the rules and give reasonable assistance in obtaining compliance.

          (a) No plant rule can be changed without the mutual joint consent of the parties.

Section 5 - SAFETY

5-A  Safety Procedures

     1. Steel shall provide a safe place to work by eliminating hazardous conditions, maintaining protective guards on machinery and requiring employee's to wear protective equipment needed on the job. However, it is recognized that the only way to be certain to maintain accident free performance is for each employee to accept a personal responsibility to work safely. Employee's will be familiarized about safety precautions and operating fundamentals of equipment they are assigned to operate.

     2. The parties agree the Joint Safety Committee will conduct monthly plant tour safety inspections (or more frequently if necessary) and report it's finding to the President of Steel or his representative.

     3. No employee shall be required to perform work that in their opinion is unsafe and no disciplinary action will result due to the refusal to perform such work.

     4. The USWA may perform "dust checks" and "air quality checks" at their convenience and at their expense at any time with access to the plant.

     5. A hazardous condition that could cause serious injury or death should be fixed or the machine shut down.

Section 6 - HOURS OF WORK

6-A  Work Week

     1. The Company will provide forty (40) hours work per week to those actually at work for their entire scheduled work week, and will lay-off according to Section 7-F Lay-off if it becomes necessary to curtail the workforce. Some schedules and demands of the business will require employee's to work in excess of eight (8) hours in a day.

     2.  The work week will be from Monday through Sunday.

     3. Schedules showing employees' workdays will be posted by noon Thursday for the following workweek, including any known overtime days.

     4. When a sixth (6th) day is scheduled in a work week in a Group for all shifts that day, everyone may be scheduled to work, subject to the forty-eight (48) hour requirement. If less than all shifts are scheduled, Supervisors must post or canvass for volunteers so that senior qualified employee's can first indicate their desire to work. Should it be necessary to obtain additional workers to fill the requirement, the junior qualified employee(s) will be required to work subject to the forty-eight (48) hour requirement. Under both above situations, senior qualified employee's will be allowed off if other qualified employee's sign up to volunteer to work their overtime schedule.

     5. Employee's will not be scheduled to perform extra or make-up work because of absence for any reason. However, this subsection is not to be construed to prohibit employee's from requesting available work to complete their 40 hour schedule, nor to prevent Steel from scheduling employee's for weekend work in the normal manner.

6-B  Reporting Pay

     1. Employee's who are scheduled to report to work, and who do report, will be paid four (4) hours reporting pay if they are instructed to return home and not assigned to work that day.

6-C  Overtime Pay

     1. Steel has a right to require a reasonable amount of overtime in excess of 40 hours in any workweek. Time and one-half will be paid for any hours worked in excess of 40 in a workweek.

     2. Double time shall be paid for any hours worked on the 7th consecutive day worked in the work week.

6-D  Excessive Hours

     1. Steel shall not require or allow an employee to work in excess of sixteen (16) hours in a twenty-four (24) hour period. Steel shall not require an employee to work in excess of forty-eight (48) scheduled hours in a workweek.

6-E  Holidays

     1.  The following are holidays:

         New Year's Day
         Good Friday
         Memorial Day
         July 4th
         Labor Day
         December 24th
         Christmas Day
         Employee's Birthday (the day following, if birthday coincides with other specified holidays.)

     2. All hours actually worked on holidays listed above will be paid at the rate of time and one-half (1 1/2) the regular rate of pay, in addition to the weekly wage.

     3. Holiday pay, as defined above, will be paid only to employee's on the active payroll. Active payroll shall mean those persons currently regularly scheduled to work. It does not include those on lay-off, on leave of absence for any reason, or not working on a regular basis.

     4. All work performed Labor Day, July 4th, December 24th and Christmas Day will be performed on a voluntary basis, with the senior qualified selected first.

     5.  Hours of work on the following holidays:  New Year's
         Day, Good Friday, Memorial Day and employees' Birthday will be staffed and worked in accordance with Section 6-A-4.

Section 7 - SENIORITY, OVERIME, LAYOFFS AND RECALL

7-A  Voluntary Quit

     1. Any Bargaining Unit employee who voluntarily quits the Bargaining Unit for any reason, will lose all length of continuous service accumulated. If reinstated or rehired, he shall be placed at the bottom of the seniority list.

7-B  Groups

     1.  Groups are defined in Section 21 attached hereto.

7-C  Schedules/Drop Days

     1. Employee's will be given preference by seniority in selecting their schedules and/or drop days/scheduled days off on their assigned shift provided the employee's are qualified to perform the work in question.

7-D  Daily Overtime

     1. When daily overtime occurs the senior qualified employee from the preceding shift will be offered the work.

7-E  Call Out

     1. If overtime work is not filled in accordance with 7-D above and it becomes necessary to call an employee(s) to come to work, the senior qualified employee(s) will be offered the work. If no one accepts the work, the junior qualified employee(s) from the preceding shift will be required to fill the vacancy. If no preceding shift exists, then force the junior qualified employee from the call out list.

7-F  Lay-Off

     1. In the event Steel should decide that a reduction in force is required, the least senior employee in plant seniority will be laid off. Layoffs in the Trade and Craft (Rate Class 1) will be by seniority in the trade or craft affected. However, it is understood and agreed between the parties that it may be necessary to retain Trade and Craft (Rate Class 1) employee's on an out-of-line seniority basis due to qualifications. Further, for the purpose of preserving continuity of administration of the provisions of this Agreement, the Officers of the Local Union; President, Vice President and Grievance Persons shall not be laid off in any group regardless as to whether or not their seniority is greater than the employee replaced.

7-G  Recall

     1. Recall to work from lay-off will be by seniority excluding probationary employee's. However, the parties agree to out-of-line recall for Trade and Craft (Rate Class
         1) employee's relative to seniority in the trade or craft affected. In the event of a lay-off or reduction of a group the employee's affected will have recall rights back to their bid-in group. If there are no vacancies in their group then they have the right to a temporary reassignment to the other groups by seniority. Recall rights to active payroll will be maintained on an unlimited basis. However, it is understood, if a laid-off employee is provided a recall opportunity and declines, he or she is considered to have "quit" and employment status is terminated.

     2. It is the responsibility of all employee's to provide the Personnel Department with a current address and telephone number where they can be contacted. Steel will not be responsible for failure of the employee to provide this information if a junior employee is recalled as a result.

     3. If the attempt to recall is not successful due to Steel's inability to make contact with the effected employee but the employee makes contact with Steel during that week, then the employee will be scheduled for work in the following week.

7-H  Permanent Vacancy

     1. When an opening occurs within a defined Group, the employee's currently assigned to that Group will be permitted to exercise seniority to move to the shift where the opening exists, provided they are qualified to perform the work available on that shift. The remaining openings will be posted plant wide for five (5) consecutive days. Permanent Openings will be posted at all bath houses and where work schedules are posted. Awarded Openings will be posted in the same manner. All Openings will show the Group; primary area for production workers or primary expertise required for Trade and Craft workers; rate of pay; and shift. However, it is clearly understood that permanent Openings may only occur within a Group as defined in Section 21.

          (a) If the Opening pertains to a production Group then the senior qualified employee indicating his desire will be awarded the Opening.

          (b) If the Opening pertains to a Trade and Craft position then the best qualified applicant will be selected to fill the Opening.

7-I  Shift Selection

     1. Employee's will be allowed to select a shift by seniority, when an opportunity or vacancy occurs for a change in shift assignment, providing the employee has the ability to perform the work.

7-J  Job Assignments

     1. Work assignments within a Group are made by supervision. When moving an employee to different work within the production Groups, the Company will transfer the least senior qualified employee from the work selected unless more senior employee's are better qualified for that work, or it is necessary to retain the junior employee because they are better qualified for the work they are performing.


Section 8 - RATE CLASSIFICATIONS AND WAGES

8-A  Wages

     1.  Effective Monday June 7, 1999:

       (a)  All employee's classified as Trade and Craft (Rate
             Class 1) will receive $16.25 per hour base rate.

       (b) All employee's classified as skilled production workers (Rate Class 2) will receive $15.75 per hour base rate.

       (c) All employee's classified as production workers (Rate class 3) will receive $14.75 per hour base rate.




8-B  Wages

     1.  Effective Monday June 5, 2000:

       (a)  All employee's classified as Trade and Craft (Rate
             Class 1) will receive $16.65 per hour base rate.

       (b) All employee's classified as skilled production workers (Rate Class 2) will receive $16.15 per hour base rate.

       (c) All employee's classified as production workers (Rate class 3) will receive $15.15 per hour base rate.

8-C  Wages

     1.  Effective Monday June 4, 2001:

       (a)  All employee's classified as Trade and Craft (Rate
             Class 1) will receive $17.05 per hour base rate.

       (b) All employee's classified as skilled production workers (Rate Class 2) will receive $16.55 per hour base rate.

       (c) All employee's classified as production workers (Rate class 3) will receive $15.55 per hour base rate.

8-D  Probationary Rates

     1. A probationary employee starts at $3.00 an hour below the base rate and progresses in $1.00 an hour increments every 175 hours of actual work performed until he or she reaches the base rate. In the event he or she does not get the next rate, he or she is terminated.

          (a) Supervisors may increase probationary employee's rate of pay any time during the probationary period, not to exceed non-probationary rates.




8-E  Brick Masons

     1.  The brick Masons are included as Trade and Craft (Rate
          Class 1) and will remain in the Melt/Cast Group for all purposes including overtime.

Section 9 - BENEFITS

9-A  Vacations

     1. The vacation year will be the calendar year January 1st through December 31st. All employee's hired prior to June 7, 1999 will be eligible for four (4) weeks vacation in any vacation year after completing 1,040 hours of work prior to taking a vacation.

          (a) One (1) vacation week will be scheduled during plant close down or at other times, depending on the needs of the business.

          (b) All employee's will be scheduled off for one week of vacation for the week in which Thanksgiving Day falls. Any work performed during this week will be on a voluntary basis.

          (c) All employee's will be allowed to have one floating week of vacation to be scheduled at any time during the calendar year without regard to the 1,040 hour requirement providing that a written request is made fourteen (14) days prior to the start of such vacation and as long as it is reasonable to conclude that the eligibility requirements of 1,040 hours will be obtained.

          (d) All employee's eligible for vacation based on #1 above may schedule, at the beginning of the year, by seniority one
                (1) week of their vacation subject to the company setting the maximum number of employee's taking vacation each week and the time being scheduled prior to February 28th.

     2. The vacation year will be the calendar year January 1st through December 31st. All employee's hired after June 7, 1999 will be eligible for vacation in any vacation year after completing 1,040 hours of work prior to taking a vacation based upon the following criteria:



          (a)  One (1) week after one (1) year of service.

          (b)  Two (2) weeks after five (5) years of service.

          (c)  Three (3) weeks after ten (10) years of service.

          (d)  Four (4) weeks after twenty (20) years of service.


     3. A week of vacation shall consist of seven (7) consecutive days, Monday through Sunday, which means five
         (5) work days and two (2) off days, for 40 hours pay.
         However, this does not prevent an employee from requesting vacation one day at a time.

9-B  Holiday During Vacation

     1. It is agreed if a holiday falls during a vacation week, employee's will receive eight (8) hours straight time pay in addition to the weekly wage.

     2. If a holiday falls during a vacation week, the employee may, with supervisory approval, have the option to take off the last scheduled work day prior to vacation or the first scheduled day after vacation in lieu of the holiday, for which he/she shall be paid one day's vacation pay.

9-C  Health Care

     1.  Steel will continue the employee's "Health Insurance Plan".

          (a) Effective January 1, 2000, Bargaining Unit employee's become participants in the existing Management Employee's Health Care Plan, which will be renamed the SWVA, Inc. Employee Health Care Plan.

          (b) Totally disabled employee's eligibility to continue under this Plan will cease at the maximum of one year from their date of disability.

9-D  Dental & Vision

     1. Steel will continue the employee's "Dental" and "Vision" Plan's for the term of this Agreement.

       (a) Totally disabled employee's eligibility to continue under these Plans will cease at the maximum of one year from their date of disability.

     2. It is expressly agreed and understood by and between the parties that during the term of this Agreement, Steel's only responsibility and it's sole obligation under this
         Section is to pay premiums to an insurance company(s) for a Dental/Vision Insurance Plan for active Bargaining Unit Employee's.

          (a) Steel is not responsible for administration or claims dispute resolution with respect to benefits under the Dental/Vision Insurance
                Plan(s).

9-E  Retiree Medical Premium Reimbursement Plan

     1. On July 1, 1993 (effective date) Steel established a "Voluntary Employees' Beneficiary Association" (VEBA) Trust entitled "Retiree Medical Premium Reimbursement Plan" (the "Plan"). Steel shall contribute the sum of $200,000 per annum for the sole purpose of reimbursing employee's who resign their employment due to retirement and who meet the eligibility criteria described in paragraph 9-E-8 of this Section for insurance premiums paid by such employee's to purchase medical coverage.

          (a) A "Special Rule Retiree" Amendment has been added to the Plan.

          (b) A total "Disabled Retiree" Amendment has been added to the Plan. (See Plan for details). (See Section 9-E-8-(d)).

          (c) A "Medicare Supplement" Amendment has been added to the Plan. This Amendment will allow the Disabled Retiree (or their spouse), after reaching age 65 and becoming Medicare eligible, to be reimbursed for premiums paid for Medicare Supplement Insurance up to a maximum of $150.00 per month each. (See Plan for details).

     2.  Such sum shall be payable in a lump sum to the VEBA
         Trust established by Steel and administered by the parties who serve on the "Joint Retirement Plan Committee", which shall be known as the "VEBA Committee".

     3. A $200,000 contribution (as referenced in 9-E-1 above) will be made on each anniversary date throughout the term of this Agreement; provided, however, that such sum shall be payable only so long as this Agreement is in effect, i.e., the term of the Agreement or earlier, as provided in Section 13-B-1 of this Agreement or as modified pursuant to paragraph 9-E-4 below.

          (a) In no event shall Steel be liable for any contribution in excess of $200,000 per annum, even though the number of employee's covered by this Section may change subsequent to the effective date of this Agreement.

               (1)  For the Plan year's beginning July 1, 2000 and July 1,
                     2001 a $100,000 additional contribution will be made to the fund.

          (b) Payments made from the Plan may only be used by the participant to purchase medical coverage for the participant and if elected by the participant, his spouse/or any eligible dependent children (provided that such spouse or children are not eligible to receive any benefit or coverage under Title XVIII of the Social Security Act (Medicare)) under any medical plan other than a plan maintained by Steel. The Plan shall reimburse participants' premiums for medical coverage in an amount which shall be limited to the lesser of (1) $900 per month per participant or (2) the actual amount of monthly premiums billed to and paid by the participant for medical coverage. Notwithstanding the foregoing, in no event shall the total amount payable to participants under the Plan (whether for coverage for participants, spouses or dependent children) exceed the amount of contributions that Steel is required to pay to the Plan under paragraphs 9-E-1 and 9-E-3-
                (a) of this Section.

     4.  During the annual VEBA Opener as provided in
         Section 13-B-1 of this Agreement, the parties may seek and agree to make any changes or modifications to this Section.

          (a) Changes or modifications also includes decisions about distribution of the annual contribution remaining after offset relative to the "Special Rule Retiree" Amendment.

     5. The Plan and the assets thereunder shall be held and administered under the terms and provisions of the Trust
         Agreement between Steel and it's designated trustee(s), any plan document adopted by Steel and any amendments thereto.


     6. The parties intend that the Plan qualify for exemption from federal income tax under Section 501(a) of the Internal Revenue Code of 1986, as amended (the "Code"), as a Voluntary Employee's Beneficiary Association pursuant to
         Section 501(c)(9) of the Code.

     7. All disputes under the Plan shall be governed by the ERISA claims procedure as provided in U.S. Department of Labor Reg. Code Section 2560.503-1.

     8. Eligibility Criteria: A retired employee of Steel shall be eligible to participate in the Plan as a participant only if he satisfies all of the following requirements (or modified requirements of the Amendment referenced in 9-E-1-(b)):

          (a) Employee voluntarily resigns employment status with Steel on or after age fifty eight (58);

          (b) Employee is not eligible to receive any benefit or coverage under Title XVIII of the Social Security Act (Medicare), except as indicated by amendment referenced under Section 9-E-1-(c); and

          (c)  Employee has attained at least age fifty eight (58)

          (d) In the absence of health insurance from any other sources, the Company will continue to provide it's health insurance coverage for up to a maximum of twelve (12) months from date of disability for those employee's not otherwise eligible for VEBA. However, a disabled employee under the age of fifty eight (58) who retires would become eligible under VEBA rules and continue health insurance only for a maximum of twenty nine (29) months from date of disability.

     9. Termination of Participation: A retired employee's participation in the Plan terminates if:

          (a) Employee no longer satisfies any one of the eligibility requirements listed in 9-E-8 above;

          (b)  Employee elects to cease participation in the Plan;

          (c) Employee fails to provide any of the forms, certifications or other documentation required by the Plan Administrator;

          (d) Employee fails to timely pay his premium to the insurance carrier providing medical coverage; or

          (e)  The Plan is terminated.

     10. Notwithstanding anything contained herein to the contrary, any coverage purchased under the "Plan" by an eligible employee shall be secondary to all other plans under which the employee is eligible to participate or that are otherwise available to the employee.

9-F  Profit Sharing

     1. Steel agrees to have a Profit Sharing Plan. Seventeen percent (17%) of the pre-tax profits will be divided equally by all Bargaining Unit employee's and will continue the current calculation of the amount due the Bargaining Unit. The Profit Sharing Plan will provide funding for the Pension Plan at paragraph G and bonus. Two semi-annual share payments will be made. The first installment will be payable no later than the last pay period in June and the second installment no later than the last pay period in November.




9-G  Retirement Plan

     1. Steel agrees to continue the Collective Bargaining Unit Retirement Plan which will be funded out of the Profit Share Amount. Steel shall contribute to the Retirement Plan on a semi-annual basis $200.00 for each eligible employee for each eligible month, however, if the Profit Share Amount calculated by Steel is less than the aggregate total of all eligible months at $200.00, then Steel will contribute to the Retirement Plan such lessor Profit Share Amount prorated to each employee based upon eligible months worked.

     2. A 401k Plan will be continued for the Bargaining Unit employee's of Steel.

          (a) An amendment will be adopted which permits employee's to increase their voluntary 401k contribution from 10% to 15% with each employee having the option to increase their contribution up to the maximum limit allowed by Federal Regulations.

     3. The Retirement Plan includes a hardship provision which allows an employee to make a withdrawal on the employer's contribution as defined by applicable Federal law.


9-H  Boot Allowance

     1. All employee's will receive an annual $125 work boot allowance. This allowance will be paid once annually to current active and laid-off employee's at the time the annual allowance is paid.

     2. The annual boot allowance will be paid on the payroll for the period ending the first full week in August during each year of this Agreement.

9-I  Disability Plans

     1.  Effective July 1, 1999 the Company will provide a Long
         Term Disability (LTD) Plan for employee's with five (5) years of service or more. (See Plan for details).

          (a) 65% of straight time monthly base pay until age 65 if disability begins prior to age 60. If date of disability occurs after age 60, see Plan's sliding scale.

     2.   Effective July 1, 1999, Company Short Term Disability
          (STD) Plan to provide:

          (a) Total disability - maximum of twenty six (26) weeks at $400 per week.

          (b) Two (2) day waiting period (waived if hospitalized on day one).

9-J  FMLA

     1. If FMLA time off is elected, the employee will not be required to concurrently take vacation or personal days.

Section 10 - GRIEVANCE PROCEDURE

10-A Dispute resolution

     1. Should any difference arise as to the meaning and application to this Agreement, the following procedure will be used to settle such difference.

     2. The parties have agreed to utilize a new form entitled "Record of Request or Complaint Proceedings." This document is to be utilized to record facts and information that is relevant and necessary for both parties to effectively resolve issues or complaints that may arise.

     3. This form must be signed and dated by each and every effected employee(s) who desires to use the "Grievance Procedure". The Grievance Committeeman will present this form to Supervision at the First Step level. The Committeeman and Supervision will indicate their comments and sign and date the form.

     4. If the issue is not resolved during this First or Second oral Step(s) then the form(s) must accompany the normal written "Grievance Report" document at the time it is presented to be numbered and received into the Third (3rd) Step of the Procedure.

     5. This form is established and intended to be "NON-PRECEDENT", including any resolution therefrom, and will not be used by either party for any legal or grievance purpose at any time. It is created as an internal record to assist the parties with grievance resolution by recording factual information needed to accomplish that goal.



10-B Step One

     1. An employee will have the right to request a meeting with his Supervisor and Grievance Person, within seven (7) days, excluding Saturday, Sunday and holidays, of the occurrence or discovery of the alleged violation, who will schedule such meeting to take place within ten (10) hours after the end of the next scheduled workday after the request is made.

10-C Step Two

     1. If the employee is not satisfied as a result of the First Step Meeting, then the employee will be granted a meeting with the Steelworkers Grievance Person, the Superintendent and the Employee's Supervisor. This meeting will take place within five (5) days excluding Saturday, Sunday and holidays, from the conclusion of the above mentioned First Step Meeting.

10-D Written Grievance

     1. If the Union believes the grievance still exists, it shall be reduced to writing on proper grievance forms and presented to the Vice President, Human Resources of Steel within five (5) days, excluding Saturday, Sunday and holidays, from conclusion of the above mentioned Second Step Meeting.

10-E Step three

     1.  Providing no satisfactory agreement is reached in Step
         Two, a meeting will be arranged within thirty (30) days between the Vice President, Human Resources of Steel and the Staff Representative of the Union. Steel's decision will be submitted to the Union Staff Representative in writing within thirty (30) working days of the meeting.




10-F Step Four/Arbitration

     1. If the Union Staff Representative does not accept Steel's Vice President, Human Resources answer to the grievance as a satisfactory settlement, then the Staff Representative will notify the Vice President, Human Resources within thirty (30) days of the postmark on the envelope in which contained the Third Step Answer.

     2. The parties may jointly or separately petition the Federal Mediation Service to submit a panel from which an Arbitrator will be selected by the parties either by mutually agreeing or by alternately striking names from the list, and the last remaining name being the Arbitrator to hear the case.

     3. The decision of the Arbitrator will be final and binding on matters properly before him and he shall render his decision within thirty (30) days of the close of the arbitration hearing unless otherwise agreed on by Steel and Steelworkers. Steel and Steelworkers agree to share equally the cost and expenses of the Arbitrator, but fees and expenses, if any, of representatives and witnesses shall be borne by the party engaging or calling the same.

10-G Grievance Person

     1. For purposes of this Section, a Grievance Person will be an employee of Steel selected by the Steelworkers. The Local Union may approve not less than five (5) and not more than seven (7) Grievance Committeemen.

10-H Time Limits

     1. Time limits may be extended by mutual Agreement between the Union and Steel.

10-I Out-of-Line Exception

     1. The parties agree to make an out-of-line exception for discharge grievances, if after ninety (90) days from date of discharge, no resolution has occurred. The next Arbitrator selected at that point will be for the out-of-line discharge case. However, should the Union decide not to make the out-of-line exception it will waive rights to any potential back-pay award beyond the day a discharge is bypassed in favor of a non-discharge case.

Section 11 - NO STRIKE - NO LOCK-OUT

11-A No Strike

     1. Steelworkers agree there shall be no strikes, work stoppages or slow downs during the life of this Agreement or any extension thereof.

11-B No Lock-out

     1. Steel will not lock-out any employee during the terms of this Agreement.

11-C Remedy for Violation

     1. Steel shall have the right to discipline up to and including discharge any employee who violates paragraph A. Any disciplinary action meted out or imposed by Steel hereunder shall be subject to the grievance or arbitration procedure of this Agreement, including arbitration to the extent only of determining the fact as to whether an employee violated paragraph A. A grievance against disciplinary action taken by Steel hereunder must be filed in writing with Steel within forty-eight (48) hours after such discipline is imposed.

     2. The parties further agree that in the event of an alleged violation of paragraph A above, Steel (in addition to seeking any other legal, equitable, administrative, judicial or contract remedies available to it) may if it desires immediately submit the issue arising therefrom to an Arbitrator to be furnished and chosen by Steel's Attorney and the Union from the Huntington area to constitute the arbitration panel and the third member appointed by mutual agreement of the parties. The arbitration hearing shall be conducted within twenty-four (24) hours (or as soon thereafter as is possible) after the occurrence of the alleged violation. If a majority of the arbitration panel finds that the Agreement has been violated, the arbitration panel shall order that the party or parties in violation cease and desist from such conduct and said order shall issue at the conclusion of the arbitration hearing.

Section 12 - LETTERS OF AGREEMENTS

12-A Letters

     The following letters of agreement are to be incorporated and made part of this working Agreement for it's term:

     1. Steel will provide the Union with written communications when it pertains to the hiring, lay-off, recall, termination or promotions to a non-Bargaining Unit position of a Bargaining Unit employee.

     2. All current employees seniority has been ranked in accordance with their I.D. Number. Employee's I.D. Numbers have been established, agreed to by the parties and made part of the Agreement, and shall be known and referred to as the "Employee's Seniority List". This seniority list cannot be changed unless mutually agreed to by the parties or as a result of a grievance or arbitration settlement.

          (a) This list is to be used for seniority purposes only and will have no bearing on Steel"s accounting records.

     3. Any disciplinary action procedures taken against all current active employee's prior to June 7, 1993, will not be held or raised against them in any future disciplinary action or procedure.

     4. The parties agree to the contents of their joint letter dated 6/17/88, pertaining to the Melt Shop "Onerous
         Scheduling" Agreement. The only change is the $1.00 an hour additive to a $1.00 an hour base rate change during the time that rate is being paid.

     5. Effective June 7, 1999, employee's assigned to a rotating shift schedule (20 turn operation) shall receive an additive of $1.00 per hour base rate change.

     6. Effective June 21, 1999 each employee may take two (2) personal days with pay per year (June 21 to June 21) at their base wage rate, provided they give their Supervisor at least twenty-four (24) hours advance notice, and it is approved.

     7. Effective July 1, 1999 employee's who have perfect attendance during a calendar year shall receive Special
         Perfect Attendance Awards as follows:

             1st Qtr   $50.00
             2nd Qtr   $50.00
             3rd Qtr   $50.00
             4th Qtr   $50.00
             All 4 Quarters + $300.00

          (a) For the 1999 year, it will be possible to earn a total of 2 quarters of $50.00 awards. Perfect attendance for both quarters will earn an additional $150.00 bonus added, for a possible total for 1999 of $250.00

          (b) Perfect attendance shall be maintained even though time is missed for the following:

                 Approved Union business
                 Approved vacations
                 Unscheduled contractual holidays
                 Jury duty
                 Bereavement of funeral leave
                 Mandatory Military Reserve Duty
                 Subpoenaed Witness
                 Personal Day
                 FMLA

Section 13 - TERMINATION DATES

13-A Length of Agreement

     1. This Agreement dated June 7, 1999, shall supersede that Agreement between the parties made and entered into June 10, 1996 which expired, by joint Agreement, at 4:00 p.m. on June 4, 1999. This Agreement shall continue in full force and effect until June 7, 2002, at 4:00 p.m., inclusive, and thereafter it shall be considered automatically renewed for successive periods of twelve (12) months unless at least sixty (60) days prior to the end of the expiration date or any twelve (12) month effective period either party shall serve written notice upon the other that it desires cancellation, revision or modification of any provision or provisions of this Agreement. In the event, the parties shall attempt to reach an agreement with respect to the proposed change or changes, and at least forty-five (45) days prior to the expiration date of the Agreement, meetings to consider such changes shall be held by the parties. In the event the parties do not reach a written agreement by the expiration date in the particular year, as provided for herein, then this Agreement shall in all respects be deemed void and terminated. The parties hereto by written agreement may extend said period for the purpose of reaching a new Agreement.

     2. The USWA will not strike and Steel will not Lockout during the term of this Agreement or any extension thereof.

13-B VEBA

     1. The parties agree to an annual VEBA Opener during the second and third year of this Agreement. The purpose of the opener is for the parties to make decisions pertaining to the VEBA contribution (however, in no event will the total contribution exceed the VEBA limitations described in
         Section 9-E) or, in the alternative, a special non-VEBA employee distribution.

Section 14 - LIGHT DUTY

14-A Light Duty Assignment

     1. Any employee who becomes incapacitated may be assigned the duties or modified duties of any position that he or she can perform within the restrictions that has been placed upon him or her by the Medical Community. If Steel should elect, at their expense, to have an employee evaluated to determine the extent of injury or illness, and/or to determine what restrictions if any may apply to his/her ability to return to work, a specialist within the field of the employee's treating physician will be utilized.

     2. Also, it must be noted that an employee can be assigned on certain excluded positions, such as: telephone operator, messenger, guards, watchmen and etc. while employee is incapacitated on light duty.

Section 15 - LABOR/MANAGEMENT

15-A The parties agree to establish a joint Labor/Management
       Committee for the purpose of discussing and resolving issues brought before it by any member of the committee. It is agreed that Steel's Plant Manager and the USWA District #8's Director are members of the joint committee.

15-B It is understood that the committee may not make decisions or resolutions contrary to specific contract language unless it is reduced to writing and signed by the appropriate Steel and USWA Representatives.

Section 16 - EDUCATION AND/OR TRAINING PROGRAMS

16-A Training Program

     1. It is Steel's intent and desire, and hereby obligates itself, to develop and implement a training program for employee's so they can increase their knowledge, ability and expertise to enhance their performance of duties within their assigned group.

16-B Education

     1. Steel will pay for pre-authorized job related training/education that supports an employee's performance in his work related duties.

Section 17 - DRUG AND ALCOHOL PROCEDURE

17-A Procedure

     1. When a member of Supervision and the Director of Safety and Environmental health agree to send an employee who is impaired for a drug and alcohol test and the result is positive, the employee will be offered the opportunity for treatment. Before an employee is sent for a drug and alcohol test, the member of Supervision and the Director of Safety and Environmental health along with the alleged impaired employee and a Union Committeeman will meet prior to the employee being sent for the drug and alcohol test. An employee who refuses treatment shall be terminated. An employee who returns from treatment shall sign a one year last chance agreement written by the Company.

Section 18 - UNION SIGNATURES

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be signed by their duly authorized
Representatives on the 7th day of June 1999.

                       SIGNATURE PAGE
                             FOR
               UNITED STEELWORKERS OF AMERICA
                    INTERNATIONAL UNION:





___________________________________
Dallas Elswick-Staff Representative



































Section 19 - STEEL SIGNATURES

                       SIGNATURE PAGE

                             FOR

                STEEL OF WEST VIRGINIA, INC.



    ______________________________________  June 7, 1999
                         Bruce Groff
               Vice President, Human Resources



    ______________________________________  June 7, 1999
                       Richard J. Shaw
                  Melt Shop Superintendent
                         Section 20

A.   Plant Rules

     1. Report for work physically and mentally capable of performing the job.

     2. Report to work regularly and on time for your assigned work schedule.

     3. Follow the assignments and directions of your Supervisor and perform your share of the team's work in an acceptable and cooperative manner.

     4. Treat all equipment, tools and plant facilities used in a careful and proper manner.

     5. Respect the rights of others, be truthful and treat fellow employees and all visitors with human dignity.

     6. Obey all safety rules and wear or use proper safety apparel and devices.

Section 21

A.   Groups

     1.   Melt/Cast Group
     2.   #1 Mill Group
     3.   #1 Finish Group
     4.   #2 Mill/Finish Group
     5.   Fabricating Group
     6.   Cut-to-length Group (#11, #12 and #13 buildings only)
     7.   Maintenance/Machine Shop Group
     8.   Roll Turning Group




                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE