Form 10-K
period 1999-10-31
ROANOKE ELECTRIC STEEL CORP
filed 2000-01-28
CIK 84278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                 FORM 10-K

                (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended October 31, 1999

                                       OR

          (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ___________

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


State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.

     Aggregate market value at December 31, 1999:      $163,992,449

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 1999.

                            10,993,388    Shares outstanding

Portions of the following documents are incorporated by reference:

     (1) 1999 Annual Report to Stockholders in Part II.

     (2) Proxy Statement dated December 27, 1999 in Part III.


                                PART I

ITEM 1.  BUSINESS
     (a) General Development of Business.
          During the fiscal year ended October 31, 1999, the Registrant continued for the most part to operate its business as it has the past four years by manufacturing merchant steel bar products, fabricating open-web steel joists and concrete reinforcing steel, and extracting scrap steel and other materials from junked automobiles. Roanoke Technical Treatment & Services, Inc., a Roanoke, Virginia subsidiary, was formed in 1990 to license a process for the treatment of electric arc furnace dust, and currently is uncertain as to a specific time for start-up. During fiscal year 1994, the Registrant's auto shredding subsidiary, Shredded Products Corporation, completed construction of a modern facility in Rocky Mount, Virginia, and in November 1994 began operations at this locality, at a total investment in excess of $8,000,000 for plant and equipment. This facility, with its own landfill, is providing considerable savings in waste disposal costs. In addition, cost savings and better metal recoveries are being achieved through the use of the more technologically advanced equipment.
          During the later part of 1996, the Registrant, at its main plant, completed the installation of a new ladle refining furnace and the upgrade of an electric arc furnace, for approximately $17,000,000. With this new state-of-the-art equipment in operation, the Registrant has increased raw steel production, improved quality, reduced production costs and improved operating efficiencies. In January 1996, Socar, Inc. , a South Carolina subsidiary, sold its long-time idle plant in Bucyrus, Ohio to the unaffiliated manufacturer who had been leasing the facility for several years under a lease-purchase agreement, for a final settlement price of $130,000.
          On December 16, 1998, the Registrant acquired all of the outstanding common shares of Steel of West Virginia, Inc. ("SWVA"), a Huntington, West Virginia steel manufacturer, upon completion of its cash tender offer. The consideration given was approximately $117.1 million, including the assumption of approximately $52.3 million of indebtedness, which translates into $10.75 net per SWVA share, for approximately 6,028,000 shares on a fully-diluted basis. Upon merger, SWVA became a wholly-owned subsidiary of Roanoke Electric Steel Corporation, and each share of SWVA common stock not purchased in the offer (approximately 3.6% of SWVA's outstanding shares) was converted, subject to appraisal rights, into the right to receive $10.75 in cash, without interest. On the date of acquisition the Registrant closed on $180,000,000 of secured credit facilities with a syndicate of four banks. The facilities are comprised of a $150,000,000 seven year term loan and a $30,000,000 five year revolver. The term loan was used to purchase all of the outstanding capital stock of SWVA, and refinance both the existing term debt of the Registrant and most of SWVA's bank debt assumed through the merger. SWVA operates a mini-mill in Huntington, West
                                   PART I
                                 (con'd.)

Virginia, and steel fabrication facilities in Huntington and Memphis, Tennessee, while custom designing and manufacturing special steel products principally for use in the construction of truck trailers, industrial lift trucks, off-highway construction equipment (such as bulldozers and graders), manufactured housing, guardrail posts and mining equipment. The Registrant and SWVA do not generally compete as regards customers and products. The acquisition was accounted for as a purchase. Accordingly, the results of operations and cash flows were reflected in the consolidated financial statements from the date of acquisition, and the acquired assets and liabilities were included in the 1999 consolidated balance sheet at values based on a purchase price allocation, rendered through appraisals and other evaluations.
           The other subsidiaries of the Registrant, John W. Hancock, Jr., Inc. and RESCO Steel Products Corporation, have had no material changes in operations or in the mode of conducting their business for the past five years. John W. Hancock, Jr. founded both the Hancock joist subsidiary and its parent, Roanoke Electric Steel Corporation, and served on the Registrant's Board of Directors as Chairman of the Executive Committee until his death in March 1994.
     (b) Financial Information about Industry Segments.
           The Registrant's business consists of one industry segment or line of business, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products, fabricated bar joists and reinforcing bars and billets.


                                  PART I
                                 (con'd.)

           FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
                    AND CLASSES OF PRODUCTS OR SERVICES
                                      1999          1998          1997
Sales to Unaffiliated Customers:

Merchant Steel                     $205,420,966  $116,226,463  $113,588,649

Bar Joists & Rebar                 $125,854,046  $121,000,869  $115,017,371

Billets                            $ 41,687,938  $ 57,976,642  $ 36,502,619

   Total Consolidated Sales        $372,962,950  $295,203,974  $265,108,639

Net Earnings from Operations       $ 22,647,918  $ 19,875,409  $ 16,883,068

Identifiable Assets                $352,129,222  $189,210,889  $176,860,219


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

                                  PART I
                                 (con'd.)

           The Registrant's subsidiary, RESCO Steel Products Corporation, fabricates concrete reinforcing steel by cutting and bending rebars to contractors' specifications. The rebars are distributed to contractors from orders solicited by a paid sales staff and pursuant to successful bids placed directly by the subsidiary.
           The Registrant's subsidiary, Steel of West Virginia, Inc., operates both a steel mini-mill which produces specialty steel sections, and fabrication facilities which add finishing operations to create custom-designed products placed directly into customers' assembly lines. The niche markets supplied with these cross-member and sub-frame section of products include truck trailers, industrial lift trucks, guardrail posts, manufactured housing, off-highway construction equipment, and mining equipment. These products are marketed by senior management and in-house sales representatives of SWVA, whose sales efforts cover all of the continental United States, and to a very small degree, certain foreign markets.
          (ii) The Registrant has not in fiscal 1999 introduced a new product or begun to do business in a new industry segment that will require the investment of a material amount of assets or that otherwise is material.
          (iii) The Registrant's main raw material, scrap steel, is supplied for the most part by scrap dealers within a 250 mile radius of the mill. This raw material is purchased through the David J. Joseph Company, scrap brokers. The Shredded Products subsidiary supplies 10,000 to 15,000 tons of scrap per month. Although scrap is generally available to the Registrant, the price of scrap steel is highly responsive to changes in demand, including demand in foreign countries as well as in the United States. The ability to maintain satisfactory profit margins in times when scrap is relatively high priced is dependent upon the levels of steel prices, which are determined by market forces. Alloys and other materials needed for the melting process are provided by various domestic and foreign companies.
           Shredded Products Corporation often experiences difficulty in purchasing scrap automobiles at a satisfactory level. Competition from an increasing number of shredding operations and reluctance by dealers to sell scrap automobiles due to market conditions are the main causes. High offering prices generally increase the supply; however, the increased cost to produce sometimes is very competitive with the price of similar scrap that can be purchased on the outside.
           Substantially all of John W. Hancock, Jr., Inc.'s steel components are purchased from the Parent, which is located conveniently nearby and, therefore such components are generally available to the Company as needed.


                                  PART I
                                 (con'd.)

          RESCO Steel Products Corporation purchases most of its steel components from suppliers within its market area, determined mainly by freight cost. Such components would be generally available to the Company, since the Parent could produce and supply this raw material, as needed.
           Socar, Inc. receives most of its raw steel material from the Parent and other nearby suppliers, the determinant usually being freight cost. The availability of raw materials is not of major concern to the Company, since the Parent could supply most of its needs.
           Steel of West Virginia, Inc., like the parent, uses scrap steel as its main raw material. Even though the purchase of steel scrap is subject to market conditions largely beyond its control, the Company is located in a scrap surplus region, and therefore typically maintains less than a one month supply of scrap, which keeps inventory costs to a minimum. Although one scrap dealer supplies 25% to 30% of SWVA's requirements, the Company believes that a number of adequate sources of scrap and other raw materials that it uses are readily available. SWVA has historically been successful in passing on scrap cost increases through price increases, however, the effect of market price competition has limited the Company's ability to increase prices.
          (iv) The Registrant currently holds no patents, trade marks, licenses, franchises or concessions that are material to its business operations.
          (v)  The business of the Registrant is not seasonal.
          (vi) The Registrant does not offer extended payment terms to its customers nor is it normally required to carry significant amounts of inventory to meet rapid delivery requirements of customers; although, at times market conditions have required the stockpiling of popular bar products for rapid delivery. Working capital practices generally remain constant during the course of business except when the Registrant determines it to be advantageous to stockpile raw materials due to price considerations.
          (vii) During fiscal year 1999, sales (tons) by the Registrant to Steel of West Virginia, Inc., John W. Hancock, Jr., Inc., Socar, Inc. and RESCO Steel Products Corporation, wholly-owned subsidiaries, were approximately 5%, 10%, 6% and less than 1% of the Registrant's total sales
(tons), respectively. The largest nonaffiliated customer purchased approximately 18% of total sales (tons) --- 6% of total sales (dollars). Alternative marketing and production arrangements were available to the Registrant, so that the loss of this nonaffiliate would not have had a materially adverse effect on the Registrant and its subsidiaries taken as a whole.
          (viii) The Registrant is of the opinion that the amount of its backlog is not generally material to an understanding of the business. All backlog is shipped within the current fiscal year.

                                  PART I
                                 (con'd.)

          (ix) None of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.
          (x) The Registrant competes with steel-producing mills of similar size operative within its market region and also larger mills producing similar products. The market region in which the Registrant sells its products mainly consists of the majority of states east of the Mississippi River. Price, including transportation cost, is the major determinant in securing business. Economic recession began to intensify competition during 1990, as selling prices dropped due to a softening in demand. This trend continued through most of 1991 with sharp declines in selling prices due to poor demand and excess inventories and capacity at most mills, although by year-end prices rose slightly. In comparison to the 1991 recession lows, order rates in 1992 showed some improvement while selling prices remained flat. In 1993, market conditions and demand improved significantly, while industry-wide selling prices increased to offset higher raw material costs. Demand in 1994 was fueled by continued improvement in business conditions and economic growth, with higher raw material costs again forcing selling prices upward, although some of the increased selling prices were demand driven. Even though market conditions and backlogs remained strong for much of 1995, shipments were flat due to customers' inventory reductions, while improved selling prices were attributable to higher raw material costs and rising demand, although by year-end prices fell slightly. Demand and backlogs continued high through 1996, allowing for increased bar product shipments, in spite of increased competition, which forced sharp reductions in selling prices throughout the industry. As competition eased during 1997, bar product shipments increased with higher demand, causing improvements in order levels, backlogs and prices. Strong business conditions kept bar prices up during fiscal 1998, in spite of the temporary drop in merchant bar shipments, caused by excess inventories at steel service centers. On December 16, 1998, the Registrant acquired 100% of the capital stock of Steel of West Virginia, Inc. ("SWVA"), a steel manufacturer, and 1999 results reflect the operations of SWVA from the date of acquisition. The 1998 financial statements have not been restated to include SWVA because the acquisition was treated as a purchase for accounting purposes. Consequently, the significant increase in 1999 sales was due, primarily, to the inclusion of SWVA's revenues in consolidated sales. Increased competition from foreign and domestic producers prompted industry-wide list price reductions for bar products at the beginning of fiscal 1999, and prices had not fully recovered by year end. Excess inventories at steel service centers and a shortage of transportation equipment contributed to the slight reduction in tons shipped of bar products as bar markets were generally good throughout the year.
     The joist business is highly competitive. Due to similarity of product, relatively small price differences are often determinative in placing business. Ability to meet the customer's time requirements for delivery also
                                  PART I
                                 (con'd.)

is important in securing business. Competing successfully becomes more difficult with the distance to point of delivery due to transportation costs. In 1990, selling prices and order rates declined as a result of a weakened construction industry, causing increased competition. The severely depressed activity in the construction industry, due to overbuilding, again in 1991 resulted in drastic declines in selling prices and demand. In spite of depressed conditions, 1992 brought improved shipments due mainly to successful job bidding; however, in order to book a higher percentage of quotations, selling prices consequently suffered. Again in 1993, successful job bidding resulted in improved shipment levels, while higher raw material costs pushed selling prices upward, even though the construction industry remained depressed and highly competitive. In 1994, an easing of competitive conditions within the construction industry led to increased shipment levels, while selling prices were again forced upward by higher raw material costs. Reduced competition and increased activity in 1995 again led to higher shipment levels within the construction industry, as demand and increased raw material costs forced selling prices higher. Generally strong business conditions within the commercial construction industry continued during 1996 to bring improvements to selling prices for fabricated products, while shipment levels were relatively flat, as weather related construction delays offset otherwise strong demand. Even though market conditions continued to be favorable during 1997, competition within the industry forced lower selling prices for fabricated products, and also kept shipment levels flat. Continued favorable market conditions in the construction industry during fiscal 1998 led to the increased shipments and level selling prices for fabricated products. Competitive conditions within the commercial construction industry generally impact selling prices and shipment levels of fabricated products and were relatively favorable during 1999 as reflected in the higher selling prices. The reduced shipments were caused by minor factors other than competition as business conditions continued strong and backlogs remained high.
     Billets are semi-finished products used by the Registrant, and the SWVA subsidiary, in their rolling mill processes to manufacture various merchant bar products and specialty steel sections. With the addition of new casting equipment in recent years, and the current year acquisition of SWVA, the Registrant has anticipated a growing billet market of both nonaffiliated customers and SWVA who further fabricate the billets for various end uses. Competition within the industry caused a drop in selling prices in 1990, with demand slowing. In 1991, selling prices trended further downward, while order rates fell due to the sagging economy.
Billet sales improved significantly in 1992 as a result of increased domestic demand and entry into the much more competitive export markets, although selling prices still continued to slump. Again in 1993, increased export business and improved domestic demand resulted in significantly higher billet shipments. Selling prices also rose in reaction to higher scrap steel costs. Shipments of billets declined slightly in 1994 due to a lack of export
                                  PART I
                                 (con'd.)

shipments, although domestic shipments improved significantly. While the export markets were much more competitive, domestic demand improved dramatically. Higher billet prices were also driven by higher scrap steel costs, but the increased domestic billet shipments, which bring a higher price, also contributed. Improved market conditions and increased domestic demand resulted in improved 1995 billet shipments, as export markets remained highly competitive. Higher scrap steel costs and improved product mix together caused billet selling prices to climb. A planned melt shop shutdown during 1996 to install a new ladle furnace and upgrade an electric arc furnace was unexpectedly prolonged due to problems with construction and installation, resulting in a sharp decline in billet production and causing a significant reduction in billet shipments for the year, while the highly competitive export market remained in effect. Billet selling prices declined with a downward trend in scrap prices. Increased billet shipments for 1997 resulted both from increased production, which hampered shipments last year, and improved domestic demand, as export markets remained very competitive. Lower scrap prices continued to keep billet prices down. The significant increase in billet shipments for fiscal 1998 was attributable to record raw steel production, coupled with unprecedented demand. Billet prices were flat due to relatively unchanged scrap prices. A dramatic change in our market for billets during 1999 brought diminished demand and a significant decline in tons shipped. Billet selling prices declined with sharp reductions in scrap prices.
          (xi) During the last three fiscal years, the Registrant was not involved in any material research and development activities.
          (xii) The Registrant and SWVA are subject to federal, state and local environmental laws and regulations concerning, among other matters, wastewater discharge, air emissions and furnace dust disposal. As with similar mills in the industry, the Registrant's, and SWVA's, furnaces are classified as generating hazardous waste because they produce certain types of dust containing lead, zinc and cadmium. Near the end of fiscal year 1996, the Registrant began treating a portion of its electric arc furnace dust, a hazardous substance, utilizing its own stabilization process. Significant savings are being realized as this process replaces off-site and more expensive treatment methods that had been used through a contract with an approved waste disposal firm. SWVA currently collects and handles its furnace waste through contracts with a company which reclaims, from the waste dust, certain materials and recycles or disposes of the remainder. The Registrant believes it is in substantial compliance with applicable federal, state and local regulations. However, future changes in regulations may require expenditures which could adversely affect earnings in subsequent years.
     The Registrant has constructed over the years pollution control equipment at a net aggregate cost of over $9,800,000. Annual operating expenses and depreciation of all pollution control equipment and waste disposal
                                  PART I
                                 (con'd.)

costs are in excess of $3,700,000 in the aggregate. The Registrant is expected to spend less than $1,000,000 for additional pollution control and waste disposal equipment and facilities during subsequent fiscal years. Adoption of the Clean Air Act Amendments of 1990, or any other environmental concerns, is not anticipated to have a materially adverse effect on the Registrant's operations, capital resources or liquidity, nor should any incremental increase in capital expenditures occur due to the Act.
           See Note 7, "Commitments and Contingent Liabilities", in Notes to Consolidated Financial Statements contained in the Registrant's 1999 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.
          (xiii) At October 31, 1999, the Registrant employed 534 persons at its Roanoke plant, with no employment at its Salem division, idle since mid-1991. The Registrant's subsidiaries, Steel of West Virginia, Inc., John W. Hancock, Jr., Inc., Socar, Inc., Shredded Products Corporation and RESCO Steel Products Corporation employed 582, 328, 276, 63 and 43 persons, respectively.
     (d) Financial Information about Foreign and Domestic Operations and Export Sales.
           When the Registrant's billet production exceeds its required needs, this semi-finished product is offered for sale. During past years, a portion of the excess billets has been sold to brokers who represent foreign purchasers. During fiscal years 1997, 1998 and 1999, the Registrant did not make any foreign sales of excess billets, however, the SWVA subsidiary sold a small percentage of its products to foreign markets during these years. The information required by this paragraph by geographical area, as to foreign and domestic operations, is not provided since it is identical to the table in paragraph (b) with virtually all information pertaining to the United States.

ITEM 2.  PROPERTIES
         The Registrant owns 72 acres situated in the City of Roanoke, Virginia, which comprises its main plant, of which 25 acres are used to provide 345,000 square feet of manufacturing space with an annual billet capacity of approximately 650,000 tons and rolling mill capacity of 400,000 tons. A 30 acre site is owned in Salem, Virginia, of which 10 acres were used to provide 51,355 square feet of manufacturing space, until March 1991, when the plant was idled. The Registrant acquired in 1991 a 447 acre tract of land in Franklin County, Virginia, 100 acres of which was transferred to Shredded Products Corporation in a move of shredding operations from its Montvale location. Part of this new Shredded Products property is being used as an approved industrial landfill. The remaining 337 acres of this land, 113 acres of which was sold in 1995, 1997, 1998 and 1999, will be marketed as an industrial park for Franklin County.

                                  PART I
                                 (con'd.)

          Shredded Products Corporation operates in both Montvale and Rocky Mount, Virginia. The Montvale plant is situated on a 75 acre site owned by the Registrant, approximately 20 acres of which are regularly used in its scrap processing operation, with an annual production capacity of approximately 24,000 tons. The Rocky Mount facility is located on a 100 acre site owned by Shredded Products Corporation, partially consisting of a 25 acre industrial landfill used for the disposal of its auto fluff, and another 25 acres of which are regularly used in its shredding operation, with an annual production capacity of approximately 150,000 tons.
          John W. Hancock, Jr., Inc. is located in Roanoke County near Salem, Virginia. The plant is situated on a 37 acre site owned by Hancock, Inc., 17 acres of which are regularly used in its operations. Buildings on the site contain 131,614 square feet of floor space.
          Socar, Inc. and its subsidiary are located in Florence, South Carolina, and in Continental, Ohio. The Florence facility is located on a 28 acre site owned by Socar, Inc., 16 acres of which are regularly used in its operations. Buildings on the site contain 93,359 square feet of floor space. The plant located on a 32 acre site in Continental, Ohio, owned by Socar, Inc., has 86,400 square feet of floor space in manufacturing buildings, situated on 8 acres regularly used in its operations.
          RESCO Steel Products Corporation operates from a building containing 43,340 square feet of floor space, located in Salem, Virginia, on a 7 acre site owned by RESCO.
          Steel of West Virginia, Inc. and its subsidiary are located in Huntington, West Virginia and in Memphis, Tennessee. The Huntington facility is located on a 42 acre site owned by SWVA, most of which are regularly used in its operations. Buildings on the site contain 558,175 square feet of manufacturing space with an annual billet capacity of approximately 280,000 tons and rolling mill capacity of 300,000 tons. The plant located in Memphis, Tennessee owned by SWVA operates in 41,000 square feet of manufacturing space on approximately 4 acres.
          The various buildings are of modern design, well-maintained, and suitable and adequate for the requirements of the business.

ITEM 3.  LEGAL PROCEEDINGS
          None.
          See Note 7, "Commitments and Contingent Liabilities", in Notes to Consolidated Financial Statements contained in the Registrant's 1999 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.


                                  PART I
                                 (con'd.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year covered.

          EXECUTIVE OFFICERS OF THE REGISTRANT
          Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on February 15, 2000.
          The names, ages and positions of all of the executive officers of the Registrant as of October 31, 1999 are listed below with their business experience with the Registrant for the past five years. Officers are elected annually by the Board of Directors at the first meeting of directors following the annual meeting of shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.
          Thomas J. Crawford, 44, has served as Secretary of the Registrant since January 1985 and as Vice President-Administration since February 1998; prior thereto, he had served as Assistant Vice President since January 1993, as Manager of Inside Sales since 1984 and as a Sales Representative since 1977. He has 22 years of service with the Registrant.
          Timothy R. Duke, 48, has served as President and Chief Executive Officer of Steel of West Virginia, Inc. ("SWVA"), a wholly-owned subsidiary of the Registrant, since July 1997; prior thereto, he had served as President and Chief Operating Officer of SWVA since October 1996 and as Vice President, Treasurer and Chief Financial Officer of SWVA since February 1988. He has 12 years of service with SWVA.
          Donald R. Higgins, 54, has served as Vice President - Sales of the Registrant since January 1986; prior thereto, he had served as General Sales Manager since 1984 and Assistant Sales Manager since 1978. He has 34 years of service with the Registrant.
          John E. Morris, 58, has served as Vice President - Finance of the Registrant since October 1988 and as Assistant Treasurer since 1985; prior thereto, he had served as Controller since 1971. He has 28 years of service with the Registrant.
          Donald G. Smith, 64, has served as Chairman of the Board of the Registrant since February 1989, as Chief Executive Officer since November 1986, as President and Treasurer since January 1985 and as Director of the Registrant since April 1984; prior thereto, he had served as Vice President
- Administration since September 1980 and as Secretary since January 1967. He has 42 years of service with the Registrant.

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




                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
         The specified information required by this item is incorporated by reference to the information under the heading "Stock Activity" in the 1999 Annual Report to Stockholders. The Registrant did not during fiscal year 1999 make any sale of securities not registered under the Securities Act of 1933.

ITEM 6.   SELECTED FINANCIAL DATA
          The specified information required by this item is incorporated by reference to the information under the heading "Selected Financial Data" in the 1999 Annual Report to Stockholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
          The specified information, including Year 2000 compliance issues, required by this item is incorporated by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           The specific information required by this item is incorporated by reference to the information under the headings "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Stockholders.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The specified information required by this item is incorporated by reference to the information under the headings "Independent Auditors' Report", "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in the 1999 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.


                                 PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           The specified information required by this item is incorporated by reference to the information under the heading "Information Concerning Directors and Nominees" in the Proxy Statement dated December 27, 1999, as filed with the Commission, or is included under the heading "Executive Officers of the Registrant" in Part I of this 10-K filing. The disclosure required by Item 405 of Regulation S-K is not applicable.

ITEM 11.  EXECUTIVE COMPENSATION
           The specified information required by this item is incorporated by reference to the information under the headings "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Performance Graph" and "Board of Directors and Committees -- Director Compensation" in the Proxy Statement dated December 27, 1999, as filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           The specified information required by this item is incorporated by reference to the information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement dated December 27, 1999, as filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           None.



                                 PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     (a)  The following documents are filed as a part of this report:
            (1) The following financial statements filed as part of the 1999 Annual Report to Stockholders are incorporated herein by reference:
               (a) Consolidated Balance Sheets
               (b) Consolidated Statements of Stockholders' Equity
               (c) Consolidated Statements of Earnings
               (d) Consolidated Statements of Cash Flows
               (e) Notes to Consolidated Financial Statements
               (f) Independent Auditors' Report
          Individual financial statements of the Registrant are not being filed because the Registrant is primarily an operating company and its subsidiaries do not have minority equity interests and/or long-term indebtedness (including current portions) to any person outside the consolidated group (excluding long-term indebtedness which is collateralized by the Registrant by guarantee, pledge, assignment or otherwise), in amounts which together exceed 5 percent of the total consolidated assets.

                                 PART  IV
                                 (con'd.)

            (2) Pursuant to Regulation S-K the following Exhibit Index is added immediately preceding the exhibits filed as part of the subject Form 10-K:
                               EXHIBIT INDEX
EXHIBIT NO.                      EXHIBIT                          PAGE

  (3)       (a) Articles of Incorporation, as amended              21
                                                             Incorporated by
                                                                Reference

            (b) By-Laws, as amended                                22
                                                             Incorporated by
                                                                Reference

  (4)           Instruments Defining the Rights
                  of Security Holders                              23

  (10)    * (a) Executive Officer Incentive Arrangement            24

          * (b) Roanoke Electric Steel Corporation
                  Employees' Stock Option Plan                     24
                                                             Incorporated by
                                                                Reference

          * (c) Roanoke Electric Steel Corporation
                  Non-Employee Directors' Stock Option Plan        24
                                                             Incorporated by
                                                                Reference

          * (d) Roanoke Electric Steel Corporation
                  Severance Agreements                             24
                                                             Incorporated by
                                                                Reference

          * (e) SWVA Collective Bargaining Agreement               24
                                                             Incorporated by
                                                                Reference

          * (f) SWVA Employee Agreement with Timothy R. Duke       24
                                                             Incorporated by
                                                                Reference

  (13)          1999 Annual Report to Stockholders                 25

  (21)          Subsidiaries of the Registrant                     26

  (23)          Independent Auditors' Consent                      27

  (27)          Financial  Data Schedule                           28



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


                                   ROANOKE ELECTRIC STEEL CORPORATION
                                                  Registrant

                                   By:        Donald G. Smith
                                      Donald G. Smith, Chairman,President,
                                      Treasurer and Chief Executive Officer
                                      (Principal Executive Officer, Principal
                                      Financial Officer and Director)


Date: January 18, 2000
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name and Title                                         Date

         Donald G. Smith                                   January 18, 2000
     Donald G. Smith, Chairman, President,
     Treasurer and Chief Executive Officer
     (Principal Executive Officer, Principal
     Financial Officer and Director)

         John E. Morris                                    January 18, 2000
     John E. Morris, Vice President - Finance and Assistant Treasurer (Principal
     Accounting Officer)

         George B. Cartledge, Jr.                          January 18, 2000
     George B. Cartledge, Jr. Director

         Thomas L. Robertson                               January 18, 2000
     Thomas L. Robertson      Director

         Charles I. Lunsford, II                           January 18, 2000
     Charles I. Lunsford, II       Director

         Paul E. Torgersen                                 January 18, 2000
     Paul E. Torgersen        Director


                            EXHIBIT  NO. 3 (a)

                   ARTICLES OF INCORPORATION, AS AMENDED

          Incorporated by reference to the previously filed Form 10-K for October 31, 1996 on file in the Commission office.

                             EXHIBIT NO. 3 (b)

                            BY-LAWS, AS AMENDED

          Incorporated by reference to the previously filed Form 10-Q for January 31, 1999 on file in the Commission office.


                              EXHIBIT  NO. 4
            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

          Pursuant to Item 601(b) (4) (iii) of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission, upon request, copies of the instruments defining the rights of holders of the long-term debt of Roanoke Electric Steel Corporation and its subsidiaries described in its 1999 Annual Report to Stockholders and Form 10-K.


                              EXHIBIT NO. 10
                                   * (a)
                  EXECUTIVE OFFICER INCENTIVE ARRANGEMENT

          The Company has an executive officer incentive arrangement, pursuant to which up to an aggregate of 9% of the consolidated monthly gross profits (before profit sharing and taxes) of the Company or of John
W. Hancock, Jr., Inc. ("Hancock") may be distributed to officers of the Company or officers of Hancock, respectively. The percentage of incentive compensation to be received by each officer, if any, is determined annually by the Company's Board of Directors.

                                   * (b)
                    ROANOKE ELECTRIC STEEL CORPORATION
                       EMPLOYEES' STOCK OPTION PLAN

         Incorporated by reference to the previously filed Form 10-K for October 31, 1998 on file in the Commission office.

                                   * (c)
                    ROANOKE ELECTRIC STEEL CORPORATION
                 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

          Incorporated by reference to the previously filed Form 10-K for October 31, 1997 on file in the Commission office.

                                   * (d)
          ROANOKE ELECTRIC STEEL CORPORATION SEVERANCE AGREEMENTS

          Incorporated by reference to the previously filed Form 10-K for October 31, 1996 on file in the Commission office.

                                    (e)
                   SWVA COLLECTIVE BARGAINING AGREEMENT

          Incorporated by reference to the previously filed Form 10-Q for July 31, 1999 on file in the Commission office.

                                    (f)
              SWVA EMPLOYMENT AGREEMENT WITH TIMOTHY R. DUKE

          Incorporated by reference to the previously filed Form 10-Q for January 31, 1999 on file in the Commission office.

    * Management contract, or compensatory plan or agreement, required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).



                              EXHIBIT NO. 13
                    1999 ANNUAL REPORT TO STOCKHOLDERS



                              EXHIBIT NO. 21
                      SUBSIDIARIES OF THE REGISTRANT

          Registrant:      Roanoke Electric Steel Corporation
                                                        Organized Under
          Subsidiary of Registrant                      Jurisdiction of

          Shredded Products Corporation                       Virginia
          John W. Hancock, Jr., Inc.                          Virginia
          Socar, Incorporated                              South Carolina
          RESCO Steel Products Corporation                    Virginia
          Roanoke Technical Treatment and Services, Inc.      Virginia
          Steel of West Virginia, Inc.                        Delaware



                              EXHIBIT NO. 23



INDEPENDENT AUDITORS' CONSENT


Roanoke Electric Steel Corporation:

We consent to the incorporation by reference in Registration Statement Nos. 33-27359, 33-35243 and 333-25299 of Roanoke Electric Steel Corporation on Form S-8 of our report dated November 19, 1999, incorporated by reference in the Annual Report on Form 10-K of Roanoke Electric Steel Corporation for the year ended October 31, 1999.

Deloitte & Touche LLP

Winston-Salem, North Carolina
January 18, 2000



                              EXHIBIT NO. 27
                          FINANCIAL DATA SCHEDULE