Form 10-Q
period 2000-01-31
ROANOKE ELECTRIC STEEL CORP
filed 2000-03-16
CIK 84278

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

        (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 2000

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of January 31, 2000.

                       10,982,188 Shares outstanding


                     ROANOKE ELECTRIC STEEL CORPORATION

                                 FORM 10-Q

                                  CONTENTS

                                                                Page
1. Part I   -  Financial Information                            3 - 13
    Item 1. Financial Statements

     a.     Consolidated Balance Sheets                         3
     b.     Consolidated Statements of Earnings                 4
     c.     Consolidated Statements of Cash Flows               5
     d.     Notes to Consolidated Financial Statements          6 - 9
     e.     Independent Accountants' Report                     10


    Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                       11 - 12


    Item 3. Quantitative and Qualitative
            Disclosures About Market Risk                       13


2. Part II  - Other Information                                 14
    Item 1. Legal Proceedings                                   14
    Item 6. Exhibits and Reports on Form 8-K                    14


3. Signatures                                                   15


4. Exhibit Index pursuant to Regulation S-K                     16


5. Exhibits

     a.     Letter Regarding Change in Accounting Principle     17
     b.     Financial Data Schedule                             18

                              PART I - FINANCIAL INFORMATION
                              ITEM 1 - FINANCIAL STATEMENTS
                            ROANOKE ELECTRIC STEEL CORPORATION

                               Consolidated Balance Sheets
                                        ASSETS
                                                                       (Unaudited)
                                                                       January 31,     October 31,
                                                                          2000           1999 *
CURRENT ASSETS
    Cash and cash equivalents                                         $ 28,764,639    $ 33,286,934
    Investments                                                         11,965,655      11,772,902
    Accounts receivable, net of allowances of
         $2,149,868 in 2000 and $2,000,327 in 1999                      49,270,917      57,692,504
    Inventories                                                         72,412,995      64,525,619
    Prepaid expenses                                                     1,395,805       1,476,561
    Deferred income taxes                                                5,879,314       5,879,314
         Total current assets                                          169,689,325     174,633,834
PROPERTY, PLANT AND EQUIPMENT
    Land                                                                 8,077,943       8,077,943
    Buildings                                                           41,084,724      40,816,558
    Other property and equipment                                       190,326,696     189,012,488
    Assets under construction                                            4,177,364       2,135,854
         Total                                                         243,666,727     240,042,843
    Less--accumulated depreciation                                      82,473,049      78,530,036
         Property, plant and equipment, net                            161,193,678     161,512,807
GOODWILL                                                                15,285,882      15,488,343
OTHER ASSETS                                                             1,254,826       1,110,828
TOTAL ASSETS                                                          $347,423,711    $352,745,812

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                                 $ 15,036,469    $ 15,034,131
    Accounts payable                                                    24,237,713      22,821,864
    Dividends payable                                                    1,098,219       1,102,579
    Employees' taxes withheld                                              503,295         530,139
    Accrued profit sharing contribution                                  1,798,740       6,353,611
    Accrued wages and expenses                                           8,406,721      11,138,478
    Accrued income taxes                                                 2,912,126         411,874
         Total current liabilities                                      53,993,283      57,392,676
LONG-TERM DEBT
    Notes payable                                                      135,186,500     138,944,689
    Less--current portion                                               15,036,469      15,034,131
         Total long-term debt                                          120,150,031     123,910,558
DEFERRED INCOME TAXES                                                   30,556,236      30,902,712
OTHER LIABILITIES                                                        3,569,717       3,381,735
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized 20,000,000 shares,
         issued 12,255,302 shares in 2000 and 12,298,902 in 1999         3,823,077       3,699,678
    Retained earnings                                                  136,149,235     134,276,321
         Total                                                         139,972,312     137,975,999
    Less--treasury stock, 1,273,114 shares -- at cost                      817,868         817,868
         Total stockholders' equity                                    139,154,444     137,158,131
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $347,423,711    $352,745,812

* Restated for change in method of accounting for certain inventories.

The accompanying notes to consolidated financial statements are an integral part of these statements.



                ROANOKE ELECTRIC STEEL CORPORATION

                Consolidated Statements of Earnings


                                                                 (Unaudited)
                                                              Three Months Ended
                                                                 January 31,
                                                              2000           1999 *

SALES                                                    $ 91,405,132   $ 73,403,567

COST OF SALES                                              74,954,329     58,706,269

GROSS EARNINGS                                             16,450,803     14,697,298

OTHER OPERATING EXPENSES
   Administrative                                           6,446,297      5,939,850
   Interest, net                                            1,775,841      1,212,943
   Profit sharing                                           1,528,977      1,413,514
     Total                                                  9,751,115      8,566,307

EARNINGS BEFORE INCOME TAXES                                6,699,688      6,130,991

INCOME TAX EXPENSE                                          2,745,305      2,452,021

NET EARNINGS                                             $  3,954,383   $  3,678,970

Net earnings per share of common stock:
          Basic                                          $       0.36   $       0.33
          Diluted                                        $       0.36   $       0.33

Cash dividends per share of common stock                 $       0.10   $      0.095

Weighted average number of common shares outstanding:
          Basic                                            11,007,766     11,075,888
          Diluted                                          11,086,019     11,118,312

* Restated for change in method of accounting for certain inventories.

The accompanying notes to consolidated financial statements are an integral part of these statements.



                     ROANOKE ELECTRIC STEEL CORPORATION

                    Consolidated Statements of Cash Flows

                                                                           (Unaudited)
                                                                       Three Months Ended
                                                                           January 31,
                                                                       2000           1999 *
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                       $ 3,954,383   $  3,678,970
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Deferred compensation liability                                   109,504          ---
     Postretirement liabilities                                         78,478         80,112
     Depreciation and amortization                                   4,215,527      3,164,793
     Loss on sale of investments and
      property, plant and equipment                                      1,339          2,622
     Deferred income taxes                                            (346,476)      (156,000)
     Changes in assets and liabilities which provided
       (used) cash, exclusive of changes shown separately           (2,782,404)    (2,759,321)
Net cash provided by operating activities                            5,230,351      4,011,176

CASH FLOWS FROM INVESTING ACTIVITIES
     Expenditures for property, plant and equipment                 (3,669,105)    (3,274,214)
     Proceeds from sale of property, plant and equipment                    94        178,814
     (Purchase) sale of investments                                   (200,668)     1,304,264
     Acquisition of Steel of West Virginia, Inc.                       ---        (67,920,897)
     Other                                                            (162,348)        13,472
Net cash used in investing activities                               (4,032,027)   (69,698,561)

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash dividends                                                 (1,098,219)    (1,052,210)
     Decrease in dividends payable                                      (4,360)       ---
     Proceeds from exercise of common stock options                    123,399        ---
     Payment of long-term debt                                      (3,758,189)   (81,158,771)
     Proceeds from long-term debt                                      ---        150,000,000
     Repurchase of common stock                                       (983,250)       ---
     Loan costs                                                        ---           (507,567)
Net cash provided by (used in) financing activities                 (5,720,619)    67,281,452

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (4,522,295)     1,594,067

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      33,286,934     16,167,025

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $28,764,639   $ 17,761,092

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     (Increase) decrease in accounts receivable                    $ 8,421,587   $  6,772,169
     (Increase) decrease in refundable income taxes                    ---          2,479,898
     (Increase) decrease in inventories                             (7,887,376)    (2,709,621)
     (Increase) decrease in prepaid expenses                            80,756       (260,691)
     Increase (decrease) in accounts payable                         1,415,849     (2,563,587)
     Increase (decrease) in employees' taxes withheld                  (26,844)      (203,424)
     Increase (decrease) in accrued profit sharing contribution     (4,554,871)    (4,062,690)
     Increase (decrease) in accrued wages and expenses              (2,731,757)      (951,436)
     Increase (decrease) in accrued income taxes                     2,500,252     (1,259,939)
Total                                                              $(2,782,404)  $ (2,759,321)

* Restated for change in method of accounting for certain inventories.

The accompanying notes to consolidated financial statements are an integral part of these statements.



                     ROANOKE ELECTRIC STEEL CORPORATION

                 Notes to Consolidated Financial Statements

                              January 31, 2000

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 31, 2000 and the results of operations and cash flows for the three months ended January 31, 2000 and 1999.

Note 2. Effective November 1, 1999, the Company changed its inventory costing method for a fabricating subsidiary's raw material (steel bar) inventory from LIFO to FIFO. One reason for the change was to bring this portion of inventory in line with all other inventories reported consistently throughout the Company on the FIFO method. Further, due to fluctuating steel prices, the move to FIFO reporting will provide for accounting simplification.

      The effect of the change in accounting principle was to reduce net earnings reported for the 2000 first quarter by $103,018, or $.01 per basic share. The change has been applied to prior years by retroactively restating the financial statements. The effect of this restatement was to increase retained earnings as of October 31, 1999 by $616,590, and to decrease net earnings for the quarter ended January 31, 1999 by $181,144, or $.02 per basic share.

      Inventories include the following major classifications:

                                (Unaudited)
                                January 31,              October 31,
                                   2000                     1999 *
        Scrap steel            $  6,217,888             $  5,090,322
        Melt supplies             4,037,677                3,520,825
        Billets                  16,725,909               14,477,006
        Mill supplies             4,583,202                4,274,660
        Work-in-process           4,774,835                4,234,402
        Finished steel           36,073,484               32,928,404
        Total inventories      $ 72,412,995             $ 64,525,619


      * Restated for change in method of accounting for certain inventories.

Note 3. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which changed the method of calculating earnings per share. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Basic earnings per share and diluted earnings per share calculated in accordance with SFAS No. 128 are presented in the consolidated statements of earnings.

Note 4. The Registrant retired all of its treasury stock applicable to the shares recently acquired through its common stock repurchase plan.

Note 5. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 during the 1999 first quarter, but comprehensive income, and its required disclosure, is the same as that shown in the consolidated statements of earnings. SFAS No. 131 establishes disclosure standards regarding information about operating segments in interim and annual financial statements. The Company adopted SFAS No. 131 at the close of fiscal year 1999. The Company's business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products, fabricated bar joists and reinforcing bars and billets.

                                          Financial Information Relating
                                              to Classes of Products
                                                   (Unaudited)
                                                Three Months Ended
                                                    January 31,
                                              2000               1999
        Sales to unaffiliated
        customers:
             Merchant steel               $ 56,338,414      $ 37,400,872
             Bar joists and rebar           30,141,613        28,764,142
             Billets                         4,925,105         7,238,553
             Total consolidated sales     $ 91,405,132      $ 73,403,567



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

      The acquisition has been accounted for as a purchase. Accordingly, the results of operations and cash flows are reflected in the consolidated financial statements from the date of acquisition, and the acquired assets and liabilities are included in the accompanying October 31,1999 consolidated balance sheet at values based on a purchase price allocation, rendered through appraisals and other evaluations. The purchase price allocation is summarized below:

                                                      December 16, 1998
        Accounts and other receivables                  $  17,811,730
        Inventories                                        35,089,765
        Prepaid expenses and other current assets           1,848,853
        Property, plant and equipment                      79,914,154
        Goodwill                                           16,196,961
        Other assets                                          304,356
        Accounts and other payables                        (9,596,233)
        Accrued expenses and other current liabilities     (7,194,079)
        Long-term debt                                    (52,804,120)
        Other liabilities                                 (13,650,314)
        Net purchase price                              $  67,921,073




      Unaudited pro forma consolidated results of operations for the three month period ended January 31, 1999, assuming the SWVA acquisition had occurred at the beginning of the period, is as follows:

                                                  (Unaudited)
                                               Three Months Ended
                                               January 31, 1999 *
        Sales                                     $ 85,562,678
        Net earnings                              $  2,458,178
        Net earnings per share of common stock:
             Basic                                $       0.22
             Diluted                              $       0.22

      * Restated for change in method of accounting for certain inventories.

      The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the period presented or the future results of the combined operations.

Note 7.  Supplemental cash flow information:

                                                  (Unaudited)
                                               Three Months Ended
                                                   January 31,
                                                2000         1999
        Cash paid during the period for:
                   Interest                 $ 2,501,240  $ 1,045,230
                   Income taxes             $   591,530  $ 1,388,062

        Detail of acquisition:
                  Fair value of assets acquire         $ 151,165,819
                  Liabilities assumed                  $ (83,244,746)
                  Net cash paid for acquisition        $  67,921,073


                      INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Roanoke Electric Steel Corporation

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation (the "Corporation") and subsidiaries as of January 31, 2000, and the related consolidated statements of earnings and cash flows for the three-month periods ended January 31, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of October 31, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 19, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for certain inventories.


Deloitte & Touche LLP
Winston-Salem, North Carolina

March 8, 2000


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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                Comparison of Increases(Decreases)
                                              Three Months Ended
                                                  January 31,
                                                 2000 and 1999*
                                         Amount                 Percent
        Sales                          18,001,565                 24.5

        Cost of Sales                  16,248,060                 27.7

        Administrative Expenses           506,447                  8.5

        Interest Expense                  562,898                 46.4

        Profit Sharing Expense            115,463                  8.2

        Earnings before Income Taxes      568,697                  9.3

        Income Tax Expense                293,284                 12.0

        Net Earnings                      275,413                  7.5

* Restated for change in method of accounting for certain inventories.

Sales for the quarter increased significantly, due mainly to the acquisition of Steel of West Virginia, Inc., ("SWVA") on December 16, 1998. Sales for the current year included SWVA's revenues for the entire quarter, whereas sales for last year included only the portion of SWVA's revenues from the date of acquisition. Increased tons shipped of fabricated products, together with improved selling prices for merchant bar products and billets, favorably impacted sales for the quarter. However, sales were negatively affected by a substantial decrease in tons shipped of billets, together with a decline in fabricated product selling prices and reduced bar product shipments. The increase in shipments of fabricated products was due both to continued strong construction activity and last year's construction delays caused by severe winter weather. The improvement in bar product selling prices was due mainly to rising scrap steel costs which allowed for a number of industry-wide price increases in recent months. Scrap price changes normally trigger changes in billet pricing; therefore, rising scrap prices during the quarter brought about higher billet selling prices. A dramatic change in market conditions for billets brought diminished demand and a 39% decline in tons shipped. The decline in fabricated product selling prices was caused by increased competition within the commercial construction industry, even though business conditions continued strong and backlogs remained high. More cautious buying patterns at steel service centers, due to rising prices, contributed to the decreased tons shipped of bar products. Cost of sales increased mainly due to the impact of SWVA costs, the increased fabricated product shipments and an increase in the cost of scrap steel, our main raw material. Gross profit as a percentage of sales declined from 20% to 18%, primarily as a result of the higher scrap costs, lower fabricated product selling prices and the effects of reduced raw steel production levels on costs. Volume increases more than offset the margin decline and contributed sufficient gross earnings to more than cover higher administrative, interest and profit sharing expenses. Administrative expenses increased mainly as a result of the inclusion of SWVA's expenses in 2000 results; however, other expenses such as insurance and executive and other compensation increased as well. Administrative expenses, as a percentage of sales, dropped from 8.1% in 1999 to 7.1% in 2000. Interest expense increased primarily due to substantially higher average borrowings, related to the SWVA acquisition, in spite of slightly lower interest rates and increased capitalized interest and interest income. Profit sharing expense is based on earnings before income taxes in accordance with the provisions of various plans. For the quarter, profit sharing expense increased as a result of the improvement in earnings. The effective income tax rate is higher in 2000 due to nondeductible amortization of the excess investment in SWVA net assets over book value.

Working capital decreased $1,545,116 during the period to $115,696,042 mainly as a result of capital expenditures, dividends, debt maturities and repurchases of common stock amounting to $3,669,105, $1,098,219, $3,758,189 and $983,250, respectively, which exceeded working capital provided from operations. The current ratio of 3.1 to 1 and the quick ratio of 1.7 to 1 both indicate very strong liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments total $40,730,294. Due to the new credit facilities in conjunction with the SWVA acquisition, current debt maturities are approximately $15,000,000 annually, which will affect working capital and future liquidity. Our unused $30,000,000 revolving credit facility combined with strong earnings and the cash and investments mentioned above should provide the liquidity and capital resources necessary to remain competitive, fund operations and meet required debt retirement.

At January 31, 2000, there were commitments for the purchase of property, plant and equipment of approximately $8,000,000. These commitments will also affect working capital and future liquidity and will be financed from internally generated funds, the revolving credit facility and existing cash reserves.

During the quarter, the ratio of debt to equity decreased to 1.5 to 1, and the percentage of long-term debt to total capitalization declined to 46.3%, due to current maturities of $3,758,189 reducing long-term debt to $120,150,031. Stockholders' equity increased to $139,154,444 mainly due to net earnings of $3,954,383 exceeding dividends of $1,098,219 and common stock repurchases of $983,250.

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

The Company successfully completed its efforts to ensure Year 2000 readiness for all of its critical systems. As a result, the Company experienced no interruption in its operations during the transition to the Year 2000. The cost of the Company's Year 2000 efforts totaled approximately $590,000.


                              PART I - ITEM 3

                  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK


Quantitative and qualitative information about market risk was addressed in Form 10-K for fiscal year ended October 31,1999, as previously filed with the commission. There has been no material changes to that information required to be disclosed in this 1st quarter 10-Q filing.


                        PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by the Registrant on Form 10-K for fiscal year ended October 31, 1999, as previously filed with the Commission.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits.

            (18)      Letter Regarding Change in Accounting Principle

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

                              ROANOKE ELECTRIC STEEL CORPORATION
                                           Registrant

Date  3/8/00                         Donald G. Smith
                              Donald G. Smith, Chairman, President,
                              Treasurer and Chief Executive Officer
                               (Principal Financial Officer)


Date  3/8/00                         John E. Morris
                              John E. Morris, Vice President-Finance
                                and Assistant Treasurer
                                (Chief Accounting Officer)

                               EXHIBIT INDEX

Exhibit No.                   Exhibit                           Page

(18)    Letter Regarding Change in Accounting Principle          17

(27)    Financial Data Schedule                                  18

                               EXHIBIT NO. 18

              LETTER REGARDING CHANGE IN ACCOUNTING PRINCIPLE

March 8, 2000

Roanoke Electric Steel Corporation
P.O. Box 13948
Roanoke, Virginia 24038

Dear Sirs/Madams:

At your request, we have read the description included in your Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended January 31, 2000, of the facts relating to the change in method of accounting for inventory from the last-in, first-out method to the first-in, first-out method at a wholly-owned subsidiary of Roanoke Electric Steel Corporation. We believe, on the basis of the facts so set forth and other information furnished to us by appropriate officials of the Company, that the accounting change described in your Form 10-Q is to an alternative accounting principle that is preferable under the circumstances.

We have not audited any consolidated financial statements of Roanoke Electric Steel Corporation and its consolidated subsidiaries as of any date or for any period subsequent to October 31, 1999. Therefore, we are unable to express, and we do not express, an opinion on the facts set forth in the above-mentioned Form 10-Q, on the related information furnished to us by officials of the Company, or on the financial position, results of operations, or cash flows of Roanoke Electric Steel Corporation and its consolidated subsidiaries as of any date or for any period subsequent to October 31, 1999.

Yours truly,

Deloitte & Touche, LLP
Winston-Salem, North Carolina

                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE