Form 10-Q
period 2000-04-30
ROANOKE ELECTRIC STEEL CORP
filed 2000-06-12
CIK 84278

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

        (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 2000

                                     OR

      (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________


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

                          Yes    x     No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 2000.

                       10,955,688 Shares outstanding


                     ROANOKE ELECTRIC STEEL CORPORATION

                                 FORM 10-Q

                                  CONTENTS

                                                                        Page
1. Part I     -  Financial Information                                 3 - 14
   Item 1.       Financial Statements

        a.    Consolidated Balance Sheets                              3
        b.    Consolidated Statements of Earnings                      4
        c.    Consolidated Statements of Cash Flows                    5
        d.    Notes to Consolidated Financial Statements               6 - 9
        e.    Independent Accountants' Report                          10

   Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations          11 - 13

   Item 3.      Quantitative and Qualitative Disclosures
                About Market Risk                                      14


2. Part II    -  Other Information                                     15
   Item 1.      Legal Proceedings                                      15
   Item 4.      Submission of Matters to a Vote of
                Security Holders                                       15
   Item 6.      Exhibits and Reports on Form 8-K                       15


3. Signatures                                                          16


4. Exhibit Index pursuant to Regulation S-K                            17


5. Exhibits

        a.      Financial Data Schedule                                18


                   PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS
                 ROANOKE ELECTRIC STEEL CORPORATION

                    Consolidated Balance Sheets
                               ASSETS
                                                                         (Unaudited)
                                                                          April 30,       October 31,
                                                                             2000            1999 *
CURRENT ASSETS
    Cash and cash equivalents                                           $ 27,260,111     $ 33,286,934
    Investments                                                           11,663,532       11,772,902
    Accounts receivable, net of allowances of
      $2,248,484 in 2000 and $2,000,327 in 1999                           55,082,820       57,692,504
    Inventories                                                           75,782,970       64,525,619
    Prepaid expenses                                                       1,350,040        1,476,561
    Deferred income taxes                                                  5,879,314        5,879,314
         Total current assets                                            177,018,787      174,633,834
PROPERTY, PLANT AND EQUIPMENT
    Land                                                                   8,077,943        8,077,943
    Buildings                                                             41,317,729       40,816,558
    Other property and equipment                                         193,091,726      189,012,488
    Assets under construction                                              4,786,637        2,135,854
         Total                                                           247,274,035      240,042,843
    Less--accumulated depreciation                                        86,432,052       78,530,036
         Property, plant and equipment, net                              160,841,983      161,512,807
GOODWILL                                                                  15,083,419       15,488,343
OTHER ASSETS                                                               1,235,623        1,110,828
TOTAL ASSETS                                                            $354,179,812     $352,745,812

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                                   $ 15,036,469     $ 15,034,131
    Accounts payable                                                      27,333,852       22,821,864
    Dividends payable                                                      1,095,569        1,102,579
    Employees' taxes withheld                                                578,342          530,139
    Accrued profit sharing contribution                                    3,227,494        6,353,611
    Accrued wages and expenses                                            10,390,500       11,138,478
    Accrued income taxes                                                   3,101,320          411,874
         Total current liabilities                                        60,763,546       57,392,676
LONG-TERM DEBT
    Notes payable                                                        131,428,165      138,944,689
    Less--current portion                                                 15,036,469       15,034,131
         Total long-term debt                                            116,391,696      123,910,558
DEFERRED INCOME TAXES                                                     31,200,236       30,902,712
OTHER LIABILITIES                                                          3,456,662        3,381,735
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized 20,000,000 shares,
         issued 12,228,802 shares in 2000 and 12,298,902 in 1999           3,933,327        3,699,678
    Retained earnings                                                    139,252,213      134,276,321
         Total                                                           143,185,540      137,975,999
    Less--treasury stock, 1,273,114 shares -- at cost                        817,868          817,868
         Total stockholders' equity                                      142,367,672      137,158,131
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $354,179,812     $352,745,812

* Restated for change in method of accounting for certain inventories.

The accompanying notes to consolidated financial statements are an integral part of these statements.




                            ROANOKE ELECTRIC STEEL CORPORATION

                            Consolidated Statements of Earnings


                                                      (Unaudited)                   (Unaudited)
                                                   Three Months Ended            Six Months Ended
                                                       April 30,                     April 30,
                                                  2000          1999 *          2000          1999 *

SALES                                        $ 99,712,737   $101,338,801   $191,117,869   $174,742,368

COST OF SALES                                  81,358,236     80,378,957    156,312,565    139,085,226

GROSS EARNINGS                                 18,354,501     20,959,844     34,805,304     35,657,142


OTHER OPERATING EXPENSES
   Administrative                               6,692,855      6,793,591     13,139,152     12,733,441
   Interest, net                                1,509,923      2,081,674      3,285,764      3,294,617
   Profit sharing                               2,016,847      2,236,747      3,545,824      3,650,261
     Total                                     10,219,625     11,112,012     19,970,740     19,678,319


EARNINGS BEFORE INCOME TAXES                    8,134,876      9,847,832     14,834,564     15,978,823

INCOME TAX EXPENSE                              3,309,517      3,978,907      6,054,822      6,430,928

NET EARNINGS                                 $  4,825,359   $  5,868,925   $  8,779,742   $  9,547,895

Net earnings per share of common stock:
          Basic                              $       0.44   $       0.53   $       0.80   $       0.86
          Diluted                            $       0.44   $       0.53   $       0.79   $       0.86

Cash dividends per share of common stock     $       0.10   $      0.095   $       0.20   $       0.19

Weighted average number of common
   shares outstanding :
          Basic                                10,966,394     11,087,000     10,987,307     11,081,352
          Diluted                              11,051,688     11,140,651     11,064,939     11,144,390


* Restated for change in method of accounting for certain inventories.

The accompanying notes to consolidated financial statements are an integral part of these statements.





                         ROANOKE ELECTRIC STEEL CORPORATION

                        Consolidated Statements of Cash Flows

                                                                                         (Unaudited)
                                                                                      Six Months Ended
                                                                                          April 30,
                                                                                   2000             1999 *
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                               $     8,779,742   $     9,547,895
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Deferred compensation liability                                               117,971           280,286
     Postretirement liabilities                                                    156,956           160,225
     Depreciation and amortization                                               8,473,177         7,157,467
     (Gain) loss on sale of investments and property, plant and equipment           14,076           (41,152)
     Deferred income taxes                                                         297,524           729,000
     Changes in assets and liabilities which provided
       (used) cash, exclusive of changes shown seperately                       (5,145,604)       (2,664,498)
Net cash provided by operating activities                                       12,693,842        15,169,223

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                                (7,366,607)       (6,956,419)
  Proceeds from sale of property, plant and equipment                                8,094           274,553
  Sale of investments                                                               93,078           520,418
  Acquisition of Steel of West Virginia, Inc.                                     ---            (67,921,073)
  Other                                                                           (161,495)         (202,141)
Net cash used in investing activities                                           (7,426,930)      (74,284,662)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends                                                                (2,194,538)       (2,106,010)
  Increase (decrease) in dividends payable                                          (7,010)            1,590
  Proceeeds from exercise of common stock options                                  233,649           431,126
  Payment of long-term debt                                                     (7,516,524)      (84,916,468)
  Proceeds from long-term debt                                                    ---            150,000,000
  Repurchase of common stock                                                    (1,609,312)         (311,750)
  Loan costs                                                                      ---               (513,793)
  Interest rate reverse swap settlement from lender                               (200,000)         ---
Net cash provided by (used in) financing activities                            (11,293,735)       62,584,695

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (6,026,823)        3,469,256

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  33,286,934        16,167,025

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    27,260,111   $    19,636,281

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     (Increase) decrease in accounts receivable                            $     2,609,684   $     6,625,864
     (Increase) decrease in inventories                                        (11,257,351)        1,271,348
     (Increase) decrease in prepaid expenses                                       126,521         1,127,927
     Increase (decrease) in accounts payable                                     4,511,988       (10,007,466)
     Increase (decrease) in employees' taxes withheld                               48,203          (340,932)
     Increase (decrease) in accrued profit sharing contribution                 (3,126,117)       (2,726,816)
     Increase (decrease) in accrued wages and expenses                            (747,978)         (555,728)
     Increase (decrease) in accrued income taxes                                 2,689,446         1,941,305
Total                                                                      $    (5,145,604)  $    (2,664,498)

* Restated for change in method of accounting for certain inventories.

The accompanying notes to consolidated financial statements are an integral part of these statements.



                     ROANOKE ELECTRIC STEEL CORPORATION

                 Notes to Consolidated Financial Statements

                               April 30, 2000

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 2000 and the results of operations for the three months and six months ended April 30, 2000 and 1999 and cash flows for the six months ended April 30, 2000 and 1999.

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

      The effect of the change in accounting principle was to reduce net earnings reported for the 2000 second quarter by $68,670, or $.00 per basic share, and to reduce net earnings for the six months ended April 30, 2000 by $171,688, or $.01 per basic share. The change has been applied to prior years by retroactively restating the financial statements. The effect of this restatement was to increase retained earnings as of October 31, 1999 by $616,590, and to increase net earnings for the quarter ended April 30, 1999 by $97,240, or $.01 per basic share, and to decrease net earnings for the six months ended April 30, 1999 by $83,904, or $.01 per basic share.

      Inventories include the following major classifications:

                                       (Unaudited)
                                        April 30,      October 31,
                                          2000             1999*
             Scrap steel             $  6,375,011     $  5,090,322
             Melt supplies              3,702,798        3,520,825
             Billets                   15,584,002       14,477,006
             Mill supplies              3,997,686        4,274,660
             Work-in-process            5,948,696        4,234,402
             Finished steel            40,174,777       32,928,404
             Total inventories         75,782,970       64,525,619

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

Note 5. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 during the 1999 first quarter, but comprehensive income, and its required disclosure, is the same as that shown in the consolidated statements of earnings. SFAS No. 131 establishes disclosure standards regarding information about operating segments in interim and annual financial statements. The Company adopted SFAS No. 131 at the close of fiscal year 1999. The Company's business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products, specialty steel sections, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and reinforcing bars and billets.

                                       Financial Information Relating to Classes of Products
                                           (Unaudited)                         (Unaudited)
                                       Three Months Ended                   Six Months Ended
                                              April 30,                         April 30,
                                        2000             1999             2000            1999
    Sales to unaffiliated
      customers:
       Merchant steel and
         specialty steel sections  $ 60,828,602    $  61,756,340    $ 117,167,016    $  99,157,212
       Bar Joist and rebar           31,043,992       30,887,570       61,185,605       59,651,712
       Billets                        7,840,143        8,694,891       12,765,248       15,933,444
       Total consolidated sales    $ 99,712,737    $ 101,338,801    $ 191,117,869    $ 174,742,368


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

                                                        December 16,1998
           Accounts and other receivables                  $ 17,811,730
           Inventories                                       35,089,765
           Prepaid expenses and other current assets          1,848,853
           Property, plant and equipment                     79,914,154
           Goodwill                                          16,196,961
           Other assets                                         304,356
           Acounts and other payables                        (9,596,233)
           Accrued expenses and other current liabilities    (7,194,079)
           Long-term debt                                   (52,804,120)
           Other liabilities                                (13,650,314)
           Net purchase price                              $ 67,921,073


      Unaudited pro forma consolidated results of operations for the six month period ended April 30, 1999, assuming the SWVA acquisition had occurred at the beginning of the period, is as follows:

                                                            (Unaudited)
                                                         Six Months Ended
                                                          April 30, 1999*

                Sales                                      $ 186,901,479
                Net earnings                               $   8,327,103

                Net earnings per share of common stock:
                        Basic                              $         .75
                        Diluted                            $         .75


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

Note 7.  Supplemental cash flow information:

                                                       (Unaudited)
                                                     Six Months Ended
                                                         April 30,
                                                   2000            1999
         Cash paid during the period for:
              Interest                          $ 4,571,726     $ 3,495,976
              Income taxes                      $ 3,067,853     $ 3,760,623

         Detail of acquisition:
              Fair value of assets acquired                   $ 151,165,819
              Liabilities assumed                               (83,244,746)
              Net cash paid for acquisition                   $  67,921,073



                      INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Roanoke Electric Steel Corporation

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation (the "Corporation") and subsidiaries as of April 30, 2000, and the related consolidated statements of earnings and cash flows for the three-month and six-month periods ended April 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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

As discussed in Note 2 to the consolidated financial statements, the Corporation changed its method of accounting for certain inventories.


Deloitte & Touche LLP
Winston-Salem, North Carolina

June 5, 2000


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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                        Comparison of Increases (Decreases)
                                   Three Months Ended          Six Months Ended
                                        April 30,                  April 30,
                                    2000         1999*         2000         1999*
                                   Amount       Percent       Amount       Percent
   Sales                        (1,626,064)      (1.6)      16,375,501       9.4
   Cost of Sales                   929,279        1.2       17,227,339      12.4
   Administrative Expenses        (100,736)      (1.5)         405,711       3.2
   Interest Expense               (571,751)     (27.5)          (8,853)     (0.3)
   Profit Sharing Expense         (219,900)      (9.8)        (104,437)     (2.9)
   Earnings before Income Taxes (1,712,956)     (17.4)      (1,144,259)     (7.2)
   Income Tax Expense             (669,390)     (16.8)        (376,106)     (5.8)
   Net Earnings                 (1,043,566)     (17.8)        (768,153)     (8.0)

* Restated for change in method of accounting for certain inventories.


Sales for the six months increased significantly, due mainly to the acquisition of Steel of West Virginia, Inc. ("SWVA"), on December 16, 1998. Sales for the current year included SWVA's revenues for the entire period, whereas sales for last year included only the portion of SWVA's revenues from the date of acquisition. Increased tons shipped of fabricated products, together with improved selling prices for merchant bar products and billets, favorably impacted sales for the six months. However, sales were negatively affected by a substantial decrease in tons shipped of billets, together with a decline in selling prices for fabricated products, while shipment levels for bar products were flat. The decline in sales for the quarter was primarily the result of significantly lower billet shipments, reduced shipment levels for all other product classes and a drop in selling prices for specialty products; even though, selling prices were considerably higher for bar products and billets, and slightly up for fabricated products. For the quarter, specialty steel shipments were slightly lower due to decreased demand within certain markets segments. Average selling prices for specialty steel sections were down during both periods compared, as a result of the mix of higher sales volumes of much lower priced products. A dramatic change in market conditions for billets brought diminished demand and declines in tons shipped of 30% for the six months and 24% for the quarter. Billet selling prices increased in both periods with sharp rises in scrap prices which normally trigger changes in billet pricing. The improvement in merchant bar product selling prices, during both periods compared, was due mainly to rising scrap steel costs which prompted a number of industry-wide price increases during the past year. More cautious buying patterns at steel service centers, due to rising prices, contributed to the reduced tons shipped of bar products for the quarter. The six month increase in shipments of fabricated products was due mainly to continued strong construction activity; however, shipments lagged for the quarter, hampered by shortages of structural steel components at construction sites. The decline in fabricated product selling prices, during the six month period, was caused by increased competition within the commercial construction industry; even though, business conditions continued strong and backlogs remained high. Fabricated product selling prices increased slightly for the quarter, influenced mainly by higher raw material costs. Cost of sales increased for the six months compared mainly due to the impact of SWVA costs, the increased shipments of fabricated products and an increase in the cost of scrap steel, our main raw material. Cost of sales increased for the three months compared primarily as a result of higher scrap steel and other raw material costs, in spite of the effects of the decreased tons shipped for all product classes. Gross profit as a percentage of sales declined from 20.4% to 18.2% and from 20.7% to 18.4% for the six month and three month periods, respectively. These lower margins, for both periods compared, primarily resulted from higher scrap costs and lower specialty product selling prices, which more than offset higher bar and billet selling prices and the effects of increased production levels on costs. Both gross profit and net earnings declined for the six months compared, due mainly to the reduced margins in spite of the improved shipment levels. The decline in gross profit margins at the reduced shipment levels caused the reductions in gross profit and net earnings for the quarter. Administrative expenses increased for the six months mainly as a result of the inclusion of SWVA's expenses in 2000 covering a longer period than in the 1999 results. For the three months, administrative expenses declined as a result of reductions in a number of expenses. Administrative expenses, as a percentage of sales, dropped from 7.3% to 6.9% for the six month period, while the three month period remained at 6.7%. Interest expense for the six months was virtually unchanged as higher interest income, coupled with lower interest rates, offset lower capitalized interest and higher average borrowings, related to the SWVA acquisition.
For the three months, interest expense decreased as higher interest income, lower average borrowings and lower interest rates more than offset lower capitalized interest. Profit sharing expense is based on earnings before income taxes in accordance with the provisions of various plans. For both periods compared, profit sharing expense declined as a result of lower earnings. The effective income tax rate is higher in both 2000 periods compared due to nondeductible amortization of the excess investment in SWVA net assets.

Working capital decreased $985,917 during the period to $116,255,241 mainly as a result of capital expenditures, dividends, debt maturities and repurchases of common stock amounting to $7,366,607, $2,194,538, $7,516,524 and $1,609,312, respectively, which exceeded working capital provided from operations. The current ratio of 2.9 to 1 and the quick ratio of 1.5 to 1 both indicate very strong liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments total $38,923,643. Due to the new credit facilities in conjunction with the SWVA acquisition, current debt maturities are approximately $15,000,000 annually, which will affect working capital and future liquidity. Our unused $30,000,000 revolving credit facility combined with strong earnings and the cash and investments mentioned above should provide the liquidity and capital resources necessary to remain competitive, fund operations and meet required debt retirement.

At April 30, 2000, there were commitments for the purchase of property, plant and equipment of approximately $11,500,000, a significant portion of which is for SWVA's #2 mill state-of-the-art shearing and gauging equipment and finishing stands, expected to be in operation by the third quarter with anticipated improvements in rolling mill productivity and efficiency. These commitments will also affect working capital and future liquidity and will be financed from internally generated funds, the revolving credit facility and existing cash reserves.

During the first half of the year, the ratio of debt to equity decreased to
1.5 to 1, and the percentage of long-term debt to total capitalization declined to 45.0%, due to current maturities of $7,516,524 reducing long-term debt to $116,391,696. Stockholders' equity increased to $142,367,672 mainly due to net earnings of $8,779,742 exceeding dividends of $2,194,538 and common stock repurchases of $1,609,312.

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




                              PART I - ITEM 3

                 QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in Form 10-K for fiscal year ended October 31, 1999, as previously filed with the commission. There has been no material changes to that information required to be disclosed in this 2nd quarter 10-Q filing.




                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by the Registrant on Form 10-K for fiscal year ended October 31, 1999 and Form 10-Q for the quarter ended January 31, 2000, as previously filed with the Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On February 15, 2000, the Annual Meeting of Shareholders was held and the following persons were elected as Class A directors of the Registrant, with terms expiring in 2003:

                                                     Authority         Not
             Director                 For            Withheld         Voted

        George B. Cartledge, Jr.     10,179,933       19,823         826,032
        Thomas L. Robertson          10,175,043       24,713         826,032
        Donald G. Smith              10,179,933       19,823         826,032

        The following persons continued to serve as Class B and Class C directors of the Registrant after the annual meeting:

        Class B directors, with terms expiring in 2001
        Frank A. Boxley
        Timothy R. Duke
        George W. Logan

        Class C directors, with terms expiring in 2002
        Charles I. Lunsford, II
        Paul E. Torgersen
        John D. Wilson

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

                                     ROANOKE ELECTRIC STEEL CORPORATION
                                                  Registrant



Date   June 5, 2000                           Donald G. Smith
                                     Donald G. Smith, Chairman, President,
                                     Treasurer and Chief Executive Officer
                                          (Principal Financial Officer)



Date   June 5, 2000                           John E. Morris
                                     John E. Morris, Vice President-Finance
                                             and Assistant Treasurer
                                           (Chief Accounting Officer)




                               EXHIBIT INDEX


Exhibit No.                      Exhibit                            Page

  (27)                   Financial Data Schedule                     18




                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE