Form 10-Q
period 2000-07-31
ROANOKE ELECTRIC STEEL CORP
filed 2000-09-13
CIK 84278

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

        (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 2000

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

                          Yes    x     No


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2000.

                       10,915,063 Shares outstanding


                     ROANOKE ELECTRIC STEEL CORPORATION

                                 FORM 10-Q

                                  CONTENTS

                                                                     Page
1. Part I  -  Financial Information                                  3 - 14
   Item 1.    Financial Statements

        a.    Consolidated Balance Sheets                            3
        b.    Consolidated Statements of Earnings                    4
        c.    Consolidated Statements of Cash Flows                  5
        d.    Notes to Consolidated Financial Statements             6 - 9
        e.    Independent Accountants' Report                        10

   Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results of Operations      11 - 13


   Item 3.    Quantitative and Qualitative Disclosures
               About Market Risk                                     14


2. Part II - Other Information                                       15
   Item 1.   Legal Proceedings                                       15
   Item 6.   Exhibits and Reports on Form 8-K                        15


3. Signatures                                                        16


4. Exhibit Index pursuant to Regulation S-K                          17


5. Exhibits

     b.   Financial Data Schedule                                    18


                                   PART I - FINANCIAL INFORMATION
                                   ITEM 1 - FINANCIAL STATEMENTS
                                 ROANOKE ELECTRIC STEEL CORPORATION

                                  Consolidated Balance Sheets
                                           ASSETS
                                                                      (Unaudited)
                                                                        July 31,         October 31,
                                                                          2000              1999 *
CURRENT ASSETS
    Cash and cash equivalents                                       $   11,810,059     $   33,286,934
    Investments                                                         12,157,414         11,772,902
    Accounts receivable, net of allowances of
       $2,435,095 in 2000 and $2,000,327 in 1999                        54,110,896         57,692,504
    Inventories                                                         82,069,665         64,525,619
    Prepaid expenses                                                     1,714,798          1,476,561
    Deferred income taxes                                                5,879,314          5,879,314
         Total current assets                                          167,742,146        174,633,834
PROPERTY, PLANT AND EQUIPMENT
    Land                                                                 8,077,943          8,077,943
    Buildings                                                           41,359,320         40,816,558
    Other property and equipment                                       195,061,697        189,012,488
    Assets under construction                                            7,746,065          2,135,854
         Total                                                         252,245,025        240,042,843
    Less--accumulated depreciation                                      90,502,574         78,530,036
         Property, plant and equipment, net                            161,742,451        161,512,807
GOODWILL                                                                14,880,957         15,488,343
OTHER ASSETS                                                             1,263,166          1,110,828
TOTAL ASSETS                                                        $  345,628,720     $  352,745,812

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                               $   15,036,469     $   15,034,131
    Accounts payable                                                    22,273,168         22,821,864
    Dividends payable                                                    1,091,506          1,102,579
    Employees' taxes withheld                                              572,217            530,139
    Accrued profit sharing contribution                                  3,747,927          6,353,611
    Accrued wages and expenses                                          10,290,489         11,138,478
    Accrued income taxes                                                   676,242            411,874
         Total current liabilities                                      53,688,018         57,392,676
LONG-TERM DEBT
    Notes payable                                                      127,669,663        138,944,689
    Less--current portion                                               15,036,469         15,034,131
         Total long-term debt                                          112,633,194        123,910,558
DEFERRED INCOME TAXES                                                   31,313,236         30,902,712
OTHER LIABILITIES                                                        3,577,628          3,381,735
STOCKHOLDERS' EQUITY
    Common stock--no par value--authorized 20,000,000 shares,
         issued 12,188,177 shares in 2000 and 12,298,902 in 1999         3,968,765          3,699,678
    Retained earnings                                                  141,265,747        134,276,321
         Total                                                         145,234,512        137,975,999
    Less--treasury stock, 1,273,114 shares -- at cost                      817,868            817,868
         Total stockholders' equity                                    144,416,644        137,158,131
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  345,628,720     $  352,745,812

* Restated for change in method of accounting for certain inventories.

The accompanying notes to consolidated financial statements are an integral part of these statements.



                            ROANOKE ELECTRIC STEEL CORPORATION

                            Consolidated Statements of Earnings

                                                     (Unaudited)                        (Unaudited)
                                                  Three Months Ended                 Nine Months Ended
                                                       July 31,                           July 31,
                                                2000            1999 *             2000            1999 *

SALES                                     $   94,409,174   $   95,879,063    $  285,527,043   $  270,621,431

COST OF SALES                                 78,098,845       76,760,918       234,411,410      215,846,144

GROSS EARNINGS                                16,310,329       19,118,145        51,115,633       54,775,287


OTHER OPERATING EXPENSES (INCOME)
   Administrative                              6,674,808        6,701,636        19,813,960       19,435,077
   Interest, net                               1,853,661        2,042,047         5,139,425        5,336,664
   Profit sharing                              1,417,595        2,082,450         4,963,419        5,732,711
   Antitrust litigation settlement              ---            (1,859,545)         ---            (1,859,545)
     Total                                     9,946,064        8,966,588        29,916,804       28,644,907

EARNINGS BEFORE INCOME TAXES                   6,364,265       10,151,557        21,198,829       26,130,380

INCOME TAX EXPENSE                             2,618,224        4,054,900         8,673,046       10,485,828

NET EARNINGS                              $    3,746,041   $    6,096,657    $   12,525,783   $   15,644,552

Net earnings per share of common stock:
          Basic                           $         0.34   $         0.55    $         1.14   $         1.41
          Diluted                         $         0.34   $         0.55    $         1.14   $         1.40

Cash dividends per share of common stock  $         0.10   $         0.10    $         0.30   $         0.29

Weighted average number of
     common shares outstanding:
          Basic                               10,925,933       11,084,043        10,966,700       11,082,259
          Diluted                             10,953,745       11,160,008        11,026,282       11,147,889


* Restated for change in method of accounting for certain inventories.

The accompanying notes to consolidated financial statements are an integral part of these statements.



                                        ROANOKE ELECTRIC STEEL CORPORATION

                                      Consolidated Statements of Cash Flows

                                                                                     (Unaudited)
                                                                                  Nine Months Ended
                                                                                       July 31,
                                                                                2000             1999 *
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                             $    12,525,783   $    15,644,552
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Deferred compensation liability                                             160,458           316,249
     Postretirement liabilities                                                  235,435           240,337
     Depreciation and amortization                                            12,797,132        11,235,135
     (Gain) loss on sale of investments and property, plant and equipment         15,170           (29,382)
     Deferred income taxes                                                       410,524         1,616,000
     Changes in assets and liabilities which provided
       (used) cash, exclusive of changes shown separately                    (17,896,598)        6,419,636
Net cash provided by operating activities                                      8,247,904        35,442,527

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                             (12,361,927)       (9,900,358)
  Proceeds from sale of property, plant and equipment                              8,144           315,553
  (Purchase) sale of investments                                                (410,240)          712,390
  Acquisition of Steel of West Virginia, Inc.                                   ---            (67,921,073)
  Other                                                                         (207,387)         (223,849)
Net cash used in investing activities                                        (12,971,410)      (77,017,337)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends                                                              (3,286,044)       (3,206,486)
  Increase (decrease) in dividends payable                                       (11,073)           48,266
  Proceeds from exercise of common stock options                                 269,087           558,438
  Payment of long-term debt                                                  (11,275,026)      (88,674,321)
  Proceeds from long-term debt                                                  ---            150,000,000
  Repurchase of common stock                                                  (2,250,313)       (2,086,750)
  Loan costs                                                                    ---               (513,793)
  Interest rate reverse swap settlement from lender                             (200,000)        1,300,000
Net cash provided by (used in) financing activities                          (16,753,369)       57,425,354

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (21,476,875)       15,850,544

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                33,286,934        16,167,025

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    11,810,059   $    32,017,569

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
  (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     (Increase) decrease in accounts receivable                          $     3,581,608   $     9,902,347
     (Increase) decrease in refundable income taxes                             ---              2,036,144
     (Increase) decrease in inventories                                      (17,544,046)        5,801,419
     (Increase) decrease in prepaid expenses                                    (238,237)          537,288
     Increase (decrease) in accounts payable                                    (548,696)       (7,739,160)
     Increase (decrease) in employees' taxes withheld                             42,078          (230,750)
     Increase (decrease) in accrued profit sharing contribution               (2,605,684)       (1,443,861)
     Increase (decrease) in accrued wages and expenses                          (847,989)       (1,183,852)
     Increase (decrease) in accrued income taxes                                 264,368        (1,259,939)
Total                                                                    $   (17,896,598)  $     6,419,636


*Restated for change in method of accounting for certain inventories.

The accompanying notes to consolidated financial statements are an integral part of these statements.


                     ROANOKE ELECTRIC STEEL CORPORATION

                 Notes to Consolidated Financial Statements

                               July 31, 2000

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2000 and the results of operations for the three months and nine months ended July 31, 2000 and 1999 and cash flows for the nine months ended July 31, 2000 and 1999.

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

         The effect of the change in accounting principle was to increase net earnings reported for the 2000 third quarter by $114,923, or $.00 per basic share, and to reduce net earnings for the nine months ended July 31, 2000 by $56,765, or $.01 per basic share. The change has been applied to prior years by retroactively restating the financial statements. The effect of this restatement was to increase retained earnings as of October 31, 1999 by $616,590, and to increase net earnings for the quarter ended July 31, 1999 by $248,827, or $.02 per basic share, and to increase net earnings for the nine months ended July 31, 1999 by $164,923, or $.01 per basic share.

         Inventories include the following major classifications:

                                       (UNAUDITED)
                                         July 31,        October 31,
                                           2000             1999 *
                Scrap steel         $   7,480,977     $   5,090,322
                Melt supplies           3,832,177         3,520,825
                Billets                16,708,279        14,477,006
                Mill supplies           3,466,575         4,274,660
                Work-in-process         7,449,280         4,234,402
                Finished steel         43,132,377        32,928,404
                Total inventories   $  82,069,665     $  64,525,619

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

                                   Financial Information Relating to Classes of Products

                                           (Unaudited)                     (Unaudited)
                                        Three Months Ended              Nine Months Ended
                                             July 31                         July 31
                                       2000            1999            2000            1999
     Sales to unaffiliated
      customers:
       Merchant steel and
         specialty steel sections  $  57,423,207   $  56,685,103   $ 174,590,223   $ 155,842,315
       Bar joists and rebar           29,316,178      31,073,918      90,501,783      90,725,630
       Billets                         7,669,789       8,120,042      20,435,037      24,053,486
       Total consolidated sales    $  94,409,174   $  95,879,063   $ 285,527,043   $ 270,621,431


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

         The acquisition has been accounted for as a purchase. Accordingly, the results of operations and cash flows are reflected in the consolidated financial statements from the date of acquisition, and the acquired assets and liabilities are included in the accompanying October 31, 1999 consolidated balance sheet at values based on a purchase price allocation, rendered through appraisals and other evaluations. The purchase price allocation is summarized below:

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


         Unaudited pro forma consolidated results of operations for the nine month period ended July 31, 1999, assuming the SWVA acquisition had occurred at the beginning of the period, is as follows:

                                                       (UNAUDITED)
                                                    Nine Months Ended
                                                     July 31, 1999 *
          Sales                                   $       282,780,542
          Net earnings                            $        14,423,760

          Net earnings per share of common stock:
               Basic                              $              1.30
               Diluted                            $              1.29

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

Note 7.  Supplemental cash flow information:

                                                      (UNAUDITED)
                                                   Nine Months Ended
                                                         July 31,
                                                   2000           1999
           Cash paid during the period for:
               Interest                      $   6,828,131   $   5,917,187
               Income taxes                  $   7,998,155   $   8,093,623


           Detail of acquisition:
               Fair value of assets acquired                 $ 151,165,819
               Liabilities assumed                             (83,244,746)
               Net cash paid for acquisition                 $  67,921,073


Note 8. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, establishing standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company will be required to adopt SFAS No. 133 in the first quarter of fiscal year 2001 and based on current evaluations the Company does not foresee any material impact on its consolidated financial statements.



                      INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Roanoke Electric Steel Corporation

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation (the "Corporation") and subsidiaries as of July 31, 2000, and the related consolidated statements of earnings and cash flows for the three-month and nine-month periods ended July 31, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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

September 1, 2000



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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                          Comparison of Increases (Decreases)
                                     Three Months Ended          Nine Months Ended
                                            July 31,                   July 31,
                                       2000         1999 *         2000        1999 *
                                      Amount       Percent        Amount      Percent
Sales                              (1,469,889)      (1.5)      14,905,612        5.5
Cost of Sales                       1,337,927        1.7       18,565,266        8.6
Administrative Expenses               (26,828)      (0.4)         378,883        1.9
Interest Expense                     (188,386)      (9.2)        (197,239)      (3.7)
Profit Sharing Expense               (664,855)     (31.9)        (769,292)     (13.4)
Antitrust Settlement Income        (1,859,545)       **        (1,859,545)       **
Earnings before Income Taxes       (3,787,292)     (37.3)      (4,931,551)     (18.9)
Income Tax Expense                 (1,436,676)     (35.4)      (1,812,782)     (17.3)
Net Earnings                       (2,350,616)     (38.6)      (3,118,769)     (19.9)

                                  ** Cannot be calculated

* Restated for change in method of accounting for certain inventories.

Sales for the nine months increased significantly, due mainly to the acquisition of Steel of West Virginia, Inc. ("SWVA"), on December 16, 1998. Sales for the current year included SWVA's revenues for the entire period, whereas sales for last year included only the portion of SWVA's revenues from the date of acquisition. Improved selling prices for merchant bar products and billets favorably impacted sales for the nine months. However, sales were negatively affected by a substantial decrease in tons shipped of billets, together with a decline in selling prices for fabricated products and reduced bar product shipments, while shipment levels for fabricated products were flat. The decline in sales for the quarter was primarily the result of significantly lower billet shipments, reduced shipment levels for fabricated products, and a drop in selling prices for both specialty and fabricated products; eventhough, selling prices were higher for billets and merchant bar products, while shipment levels increased for bar and specialty products. For the quarter, specialty steel shipments increased, in spite of reduced demand and shipments within a major market due to improvements in other markets. The reduced shipments of these higher priced products and price cutting by competitors resulted in the lower average selling prices for specialty steel products. A dramatic change in market conditions for billets brought diminished demand and declines in tons shipped of 26% for the nine months and 16% for the quarter. Billet selling prices increased in both periods with sharp rises in scrap prices which normally trigger changes in billet pricing. Average selling prices for bar products increased for both periods compared due to price increases during prior periods. However, average selling prices were negatively affected by sharp reductions in list prices near the end of the quarter as a result of increased foreign and domestic competition. The increased competition and price uncertainty reduced order entry, backlogs and shipments for the nine months. The increased shipments for the quarter resulted from further reducing backlogs. The decline in fabricated product selling prices, for both periods compared, was caused by increased competition within the commercial construction industry; eventhough, business conditions continued strong and backlogs remained high. Fabricated product shipments decreased for the quarter, hampered both by shortages of structural steel components and by wet weather at construction sites. Cost of sales increased for the nine months compared, due mainly to the impact of SWVA costs and an increase in the cost of scrap steel, our main raw material. Cost of sales increased for the three months compared, primarily as a result of higher scrap steel and other raw material costs, together with the increased shipments of merchant bar and specialty products. Gross profit as a percentage of sales declined from 20.2% to 17.9% and from 19.9% to 17.3% for the nine month and three month periods, respectively. These lower margins, for both periods compared, resulted primarily from higher scrap costs and lower specialty product selling prices, which more than offset higher bar and billet selling prices and the effects of increased production levels on costs. Both gross profit and net earnings declined for both periods compared, due mainly to reduced margins for all product classes. Administrative expenses increased for the nine months, mainly as a result of the inclusion of SWVA's expenses in 2000 covering a longer period than in the 1999 results. For the three months, administrative expenses declined, mainly as a result of reductions in expenses such as insurance, executive an other compensation, and computer costs. Administrative expenses, as a percentage of sales, dropped from 7.2% to 6.9% for the nine month period, but during the three month period increased from 7.0% to 7.1%. Interest expense decreased in both periods compared, primarily due to higher interest income, reduced average borrowings and lower average interest rates, which more than offset lower capitalized interest. Profit sharing expense is based on earnings before income taxes in accordance with the provisions of various plans. For both periods compared, profit sharing expense declined as a result of lower earnings. During the 1999 quarter and nine month periods, other operating expenses were reduced by $1,859,545 as a result of a partial settlement from a number of our graphite electrode suppliers for antitrust violations. The effective income tax rate is higher in both 2000 periods compared due to nondeductible amortization of the excess investment in SWVA net assets.

Working capital decreased $3,187,030 during the period to $114,054,128 mainly as a result of capital expenditures, dividends, debt maturities and repurchases of common stock amounting to $12,361,927, $3,286,044, $11,275,026 and $2,250,313, respectively, which exceeded working capital provided from operations. The current ratio of 3.1 to 1 and the quick ratio of 1.5 to 1 both indicate very strong liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments total $23,967,473. Due to the new credit facilities in conjunction with the SWVA acquisition, current debt maturities are approximately $15,000,000 annually, which will affect working capital and future liquidity. Our unused $30,000,000 revolving credit facility combined with earnings and the cash and investments mentioned above should provide the liquidity and capital resources necessary to remain competitive, fund operations and meet required debt retirement.

At July 31, 2000, there were commitments for the purchase of property, plant and equipment approximating $4,800,000, a significant portion of which is for final payments and retainage's on SWVA's #2 mill state-of-the art shearing and gauging equipment and finishing stands, in operation as the fourth quarter began, with anticipated improvements in rolling mill productivity and efficiency. These commitments will also affect working capital and future liquidity and will be financed from internally generated funds, the revolving credit facility and existing cash reserves.

During the period, the ratio of debt to equity decreased to 1.4 to 1, and the percentage of long-term debt to total capitalization declined to 43.8%, due to current maturities of $11,275,026 reducing long-term debt to $112,633,194. Stockholders' equity increased to $144,416,644 mainly due to net earnings of $12,525,783 exceeding dividends of $3,286,044 and common stock repurchases of $2,250,313.

Near the end of the quarter, a major billet customer filed for reorganization under the bankruptcy code. There was insufficient information to assess the magnitude of the potential bad debt expense; however, reserves were adequate to cover losses. Amounts due from the customer were $2.6 million before various recoveries.

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



                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by the Registrant on Form 10-K for fiscal year ended October 31, 1999 and Forms 10-Q for the quarters ended January 31, 2000 and April 30, 2000, as previously filed with the Commission.


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

                                        ROANOKE ELECTRIC STEEL CORPORATION
                                                    Registrant



Date   September 1, 2000                          Donald G. Smith
                                     Donald G. Smith, Chairman, President,
                                     Treasurer and Chief Executive Officer
                                         (Principal Financial Officer)



Date   September 1, 2000                          John E. Morris
                                     John E. Morris, Vice President-Finance
                                             and Assistant Treasurer
                                           (Chief Accounting Officer)



                               EXHIBIT INDEX


Exhibit No.                      Exhibit                         Page

   (27)                 Financial Data Schedule                  18





                               EXHIBIT NO. 27

                          FINANCIAL DATA SCHEDULE