Form 10-K
period 2000-10-31
ROANOKE ELECTRIC STEEL CORP
filed 2001-01-25
CIK 84278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2000

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

Aggregate market value at December 29, 2000: $103,464,771

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 29, 2000.

10,901,063 Shares outstanding

Portions of the following documents are incorporated by reference:

          (1) 2000 Annual Report to Stockholders in Parts II and IV.

          (2) Proxy Statement dated December 27, 2000 in Part III.

PART I

ITEM 1. BUSINESS

   (a) General Development of Business.
           During the fiscal year ended October 31, 2000, the Registrant continued for the most part to operate its business as it has the past four years by manufacturing merchant steel bar products, fabricating open-web steel joists and concrete reinforcing steel, and extracting scrap steel and other materials from junked automobiles. Roanoke Technical Treatment & Services, Inc., a Roanoke, Virginia subsidiary, was formed in 1990 to license a process for the treatment of electric arc furnace dust, but the opportunity never materialized. During fiscal year 1994, the Registrant's auto shredding subsidiary, Shredded Products Corporation, completed construction of a modern facility in Rocky Mount, Virginia, and in November 1994 began operations at this locality, at a total investment in excess of $8,000,000 for plant and equipment. This facility, with its own landfill, is providing considerable savings in waste disposal costs. In addition, cost savings and better metal recoveries are being achieved through the use of the more technologically advanced equipment.

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

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
AND CLASSES OF PRODUCTS OR SERVICES

	2000	1999 *	1998 *
Sales to Unaffiliated Customers:
Merchant Steel and Specialty
Steel Sections	$228,202,644	$210,850,231	$116,226,463
Bar Joists and Rebar	122,549,851	125,854,046	121,000,869
Billets	21,975,613	36,258,673	57,976,642
Total Consolidated Sales	$372,728,108	$372,962,950	$295,203,974
Net Earnings from Operations	$14,061,449	$22,479,179	$19,760,570
Identifiable Assets	$339,678,909	$352,045,812	$189,996,218

                    *Restated for change in method of accounting for certain inventories.

    (c) Narrative Description of Business.
          (1) (i) The Registrant manufactures merchant steel products consisting of Angles, Plain Rounds, Flats, Channels and Reinforcing Bars of various lengths and sizes. The principal markets for the Registrant's products are steel fabricators and steel service centers. The products are distributed directly to customers from orders solicited by a paid sales staff of the Registrant.

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

              (ii) The Registrant has not in fiscal 2000 introduced a new product or begun to do business in a new industry segment that will require the investment of a material amount of assets or that otherwise is material.

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

               (vii) During fiscal year 2000, sales (tons) by the Registrant to Steel of West Virginia, Inc., John W. Hancock, Jr., Inc., Socar, Inc. and RESCO Steel Products Corporation, wholly-owned subsidiaries, were approximately 16%, 10%, 7% and less than 1% of the Registrant's total sales (tons), respectively. The largest nonaffiliated customer purchased approximately 8% of total sales (tons)--3% of total sales (dollars), significantly down from recent years, as poor market conditions in the steel industry contributed to this customer's worsened financial condition and eventual bankruptcy. The bankruptcy resulted in a charge to bad debts of $2.6 million and contributed to lower billet production levels. Poor market conditions prevented placing the lost tonnage with alternate sources. However, under normal market conditions, we would not expect the loss of this customer to have a materially adverse effect on the Registrant and its subsidiaries taken as a whole. In addition, considerably more billet tons were used internally by SWVA, which helped to mitigate the lost billet sales.

               (viii) The Registrant is of the opinion that the amount of its backlog is not generally material to an understanding of the business. All backlog is shipped within the current fiscal year.

               (ix) None of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

               (x) The Registrant competes with steel-producing mills of similar size operative within its market region and also larger mills producing similar products. The market region in which the Registrant sells its products mainly consists of the majority of states east of the Mississippi River. Price, including transportation cost, is the major determinant in securing business. Even though market conditions and backlogs remained strong for much of 1995, shipments were flat due to customers' inventory reductions, while improved selling prices were attributable to higher raw material costs and rising demand, although by year-end prices fell slightly. Demand and backlogs continued high through 1996, allowing for increased bar product shipments, in spite of increased competition, which forced sharp reductions in selling prices throughout the industry. As competition eased during 1997, bar product shipments increased with higher demand, causing improvements in order levels, backlogs and prices. Strong business conditions kept bar prices up during fiscal 1998, in spite of the temporary drop in merchant bar shipments, caused by excess inventories at steel service centers. On December 16, 1998, the Registrant acquired 100% of the capital stock of Steel of West Virginia, Inc. ("SWVA"), a steel manufacturer, and 1999 results reflect the operations of SWVA from the date of acquisition. The 1998 financial statements have not been restated to include SWVA because the acquisition was treated as a purchase for accounting purposes. Consequently, the significant increase in 1999 sales was due, primarily, to the inclusion of SWVA's revenues in consolidated sales. Increased competition from foreign and domestic producers prompted industry-wide list price reductions for bar products at the beginning of fiscal 1999, and prices had not fully recovered by year end. Excess inventories at steel service centers and a shortage of transportation equipment contributed to the slight reduction in tons shipped of bar products as bar markets were generally good throughout the year. Sales for 2000 were flat due, again, to the acquisition of SWVA. Sales for the current year included SWVA's revenues for the entire period, whereas sales for 1999 included only the portion of SWVA's revenues from the date of acquisition. Average selling prices for bar and specialty products increased slightly for 2000, but list prices had fallen sharply by the end of the year as a result of increased foreign and domestic competition. The increased competition and price uncertainty reduced order entry and backlogs and caused decreases in both bar and specialty products shipments.

          The joist business is highly competitive. Due to similarity of product, relatively small price differences are often determinative in placing business. Ability to meet the customer's time requirements for delivery also is important in securing business. Competing successfully becomes more difficult with the distance to point of delivery due to transportation costs. Reduced competition and increased activity in 1995 led to higher shipment levels within the construction industry, as demand and increased raw material costs forced selling prices higher. Generally strong business conditions within the commercial construction industry continued during 1996 to bring improvements to selling prices for fabricated products, while shipment levels were relatively flat, as weather related construction delays offset otherwise strong demand. Even though market conditions continued to be favorable during 1997, competition within the industry forced lower selling prices for fabricated products, and also kept shipment levels flat. Continued favorable market conditions in the construction industry during fiscal 1998 led to the increased shipments and level selling prices for fabricated products. Competitive conditions within the commercial construction industry generally impact selling prices and shipment levels of fabricated products and were relatively favorable during 1999 as reflected in the higher selling prices. The reduced shipments were caused by minor factors other than competition as business conditions continued strong and backlogs remained high. In 2000, the decline in fabricated products selling prices and shipments was caused by increased competition within the construction industry, even though business conditions continued strong and backlogs were high. The decline in shipments was also affected by shortages of structural steel components.

          Billets are semi-finished products used by the Registrant, and the SWVA subsidiary, in their rolling mill processes to manufacture various merchant bar products and specialty steel sections. Excess billet production is sold to nonaffiliated customers who further fabricate the billets for various end uses. Improved market conditions and increased domestic demand resulted in improved 1995 billet shipments, as export markets remained highly competitive. Higher scrap steel costs, which normally trigger higher prices, and improved product mix together caused billet selling prices to climb. A planned melt shop shutdown during 1996 to install a new ladle furnace and upgrade an electric arc furnace was unexpectedly prolonged due to problems with construction and installation, resulting in a sharp decline in billet production and causing a significant reduction in billet shipments for the year, while the highly competitive export market remained in effect. Billet selling prices declined with a downward trend in scrap prices. Increased billet shipments for 1997 resulted both from increased production, which hampered shipments in 1996, and improved domestic demand, as export markets remained very competitive. Lower scrap prices continued to keep billet prices down. The significant increase in billet shipments for fiscal 1998 was attributable to record raw steel production, coupled with unprecedented demand. Billet prices were flat due to relatively unchanged scrap prices. A dramatic change in our market for billets during 1999 brought diminished demand and a significant decline in tons shipped. Billet selling prices declined with sharp reductions in scrap prices. The dramatic reduction in billet shipments, again in 2000, and the continued drop in market conditions was attributable to the financial condition and eventual bankruptcy of a major customer. Shipments to this customer were purposely curtailed to reduce our exposure to bad debts. Due to market conditions, we were not able to place the lost tonnage with alternate sources, other than the tons used internally by SWVA. Billet selling prices were higher due to increased scrap prices.

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

          The Registrant has constructed over the years pollution control equipment at a net aggregate cost of over $9,900,000. Annual operating expenses and depreciation of all pollution control equipment and waste disposal costs are in excess of $3,900,000 in the aggregate. The Registrant is expected to spend less than $1,000,000 for additional pollution control and waste disposal equipment and facilities during subsequent fiscal years. Adoption of the Clean Air Act Amendments of 1990, or any other environmental concerns, is not anticipated to have a materially adverse effect on the Registrant's operations, capital resources or liquidity, nor should any incremental increase in capital expenditures occur due to the Act.

          See Note 7, "Commitments and Contingent Liabilities", in Notes to Consolidated Financial Statements contained in the Registrant's 2000 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.

               (xiii) At October 31, 2000, the Registrant employed 528 persons at its Roanoke plant, with no employment at its Salem division, idle since mid-1991. The Registrant's subsidiaries, Steel of West Virginia, Inc., John W. Hancock, Jr., Inc., Socar, Inc., Shredded Products Corporation and RESCO Steel Products Corporation employed 586, 320, 270, 64 and 43 persons, respectively.

   (d) Financial Information about Foreign and Domestic Operations and Export Sales.
          When the Registrant's billet production exceeds its required needs, this semi-finished product is offered for sale. During past years, a portion of the excess billets has been sold to brokers who represent foreign purchasers. During fiscal years 1998, 1999 and 2000, the Registrant did not make any foreign sales of excess billets, however, the SWVA subsidiary sold a small percentage of its products to foreign markets during these years. The information required by this paragraph by geographical area, as to foreign and domestic operations, is not provided since it is identical to the table in paragraph (b) with virtually all information pertaining to the United States.

ITEM 2. PROPERTIES
               The Registrant owns 72 acres situated in the City of Roanoke, Virginia, which comprises its main plant, of which 25 acres are used to provide 364,500 square feet of manufacturing space with an annual billet capacity of approximately 650,000 tons and rolling mill capacity of 400,000 tons. A 30 acre site is owned in Salem, Virginia, of which 10 acres were used to provide 51,355 square feet of manufacturing space, until March 1991, when the plant was idled. The Registrant acquired in 1991 a 447 acre tract of land in Franklin County, Virginia, 100 acres of which were transferred to Shredded Products Corporation in a move of shredding operations from its Montvale location. Part of this new Shredded Products property is being used as an approved industrial landfill. The remaining 347 acres of this land, 113 acres of which were sold in 1995, 1997, 1998 and 1999, is being marketed as an industrial park for Franklin County.

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

               Socar, Inc. and its subsidiary are located in Florence, South Carolina, and in Continental, Ohio. The Florence facility is located on a 28 acre site owned by Socar, Inc., 16 acres of which are regularly used in its operations. Buildings on the site contain 93,359 square feet of floor space. The plant located on a 32 acre site in Continental, Ohio, owned by Socar, Inc., has 86,400 square feet of floor space in manufacturing buildings,situated on 8 acres regularly used in its operations.

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

ITEM 3. LEGAL PROCEEDINGS
               None.
               See Note 7, "Commitments and Contingent Liabilities", in Notes to Consolidated Financial Statements contained in the Registrant's 2000 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year covered.

               EXECUTIVE OFFICERS OF THE REGISTRANT
               Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 2001.

               The names, ages and positions of all of the executive officers of the Registrant as of October 31, 2000 are listed below with their business experience with the Registrant for the past five years. Officers are elected annually by the Board of Directors at the first meeting of directors following the annual meeting of shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

               Thomas J. Crawford, 45, has served as Secretary of the Registrant since January 1985 and as Vice President-Administration since February 1998; prior thereto, he had served as Assistant Vice President since January 1993, as Manager of Inside Sales since 1984 and as a Sales Representative since 1977. He has 23 years of service with the Registrant.

               Timothy R. Duke, 49, has served as President and Chief Executive Officer of Steel of West Virginia, Inc. ("SWVA"), a wholly-owned subsidiary of the Registrant, since July 1997; prior thereto, he had served as President and Chief Operating Officer of SWVA since October 1996 and as Vice President, Treasurer and Chief Financial Officer of SWVA since February 1988. He has 13 years of service with SWVA.

               Donald R. Higgins, 55, has served as Vice President - Sales of the Registrant since January 1986; prior thereto, he had served as General Sales Manager since 1984 and Assistant Sales Manager since 1978. He has 35 years of service with the Registrant.

               John E. Morris, 59, has served as Vice President - Finance of the Registrant since October 1988 and as Assistant Treasurer since 1985; prior thereto, he had served as Controller since 1971. He has 29 years of service with the Registrant.

               Donald G. Smith, 65, has served as Chairman of the Board of the Registrant since February 1989, as Chief Executive Officer since November 1986, as President and Treasurer since January 1985 and as Director of the Registrant since April 1984; prior thereto, he had served as Vice President - Administration since September 1980 and as Secretary since January 1967. He has 43 years of service with the Registrant.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS
               The specified information required by this item is incorporated by reference to the information under the heading "Stock Activity" in the 2000 Annual Report to Stockholders. The Registrant did not during fiscal year 2000 make any sale of securities not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA
               The specified information required by this item is incorporated by reference to the information under the heading "Selected Financial Data" in the 2000 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS
               The specified information required by this item is incorporated by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                 The specific information required by this item is incorporated by reference to the information under the headings "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               The specified information required by this item is incorporated by reference to the information under the headings "Independent Auditors' Report", "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in the 2000 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE
               None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                 The specified information required by this item is incorporated by reference to the information under the heading "Information Concerning Directors and Nominees" in the Proxy Statement dated December 27, 2000, as filed with the Commission, or is included under the heading "Executive Officers of the Registrant" in Part I of this 10-K filing. The disclosure required by Item 405 of Regulation S-K is not applicable.

ITEM 11. EXECUTIVE COMPENSATION
                 The specified information required by this item is incorporated by reference to the information under the headings "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Performance Graph" and "Board of Directors and Committees -- Director Compensation" in the Proxy Statement dated December 27, 2000, as filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 The specified information required by this item is incorporated by reference to the information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement dated December 27, 2000, as filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) The following documents are filed as a part of this report:
               (1) The following financial statements filed as part of the 2000 Annual Report to Stockholders are incorporated herein by reference:
                         (a) Consolidated Balance Sheets
                         (b) Consolidated Statements of Stockholders' Equity
                         (c) Consolidated Statements of Earnings
                         (d) Consolidated Statements of Cash Flows
                         (e) Notes to Consolidated Financial Statements
                         (f) Independent Auditors' Report

               Individual financial statements of the Registrant are not being filed because the Registrant is primarily an operating company and its subsidiaries do not have minority equity interests and/or long-term indebtedness (including current portions) to any person outside the consolidated group (excluding long-term indebtedness which is collateralized by the Registrant by guarantee, pledge, assignment or otherwise), in amounts which together exceed 5 percent of the total consolidated assets. >               (2) Pursuant to Regulation S-K the following Exhibit Index is added immediately preceding the exhibits filed as part of the subject Form 10-K:

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT	PAGE

(3)	(a) Articles of Incorporation, as amended	20
		Incorporated by reference

	(b) By-Laws, as amended	21
		Incorporated by reference

(4)	Instruments Defining the Rights of Security Holders	22

(10)	*(a) Executive Officer Incentive Arrangement	23
		Incorporated by reference

	*(b) Roanoke Electric Steel Corporation
	Employees' Stock Option Plan	23
		Incorporated by reference
	*(c) Roanoke Electric Steel Corporation
	Non- Employee Directors' Stock Option Plan	23
		Incorporated by reference

	*(d) Roanoke Electric Steel Corporation Severance Agreements	23
		Incorporated by reference

	*(e) SWVA Collective Bargaining Agreement	23
		Incorporated by reference

	*(f) SWVA Employee Agreement with Timothy R. Duke	23
		Incorporated by reference

(13)	2000 Annual Report to Stockholders	24

(18)	Letter Regarding Change in Accounting Principle	25
		Incorporated by reference

(21)	Subsidiaries of the Registrant	26

(23)	Independent Auditor's Consent	27

(27)	Financial Data Schedule	28

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

Date: January 16, 2001

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Title	Date

Donald G. Smith	January 16, 2001
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Executive Officer, Principal
Financial Officer and Director)

John E. Morris	January 16, 2001
John E. Morris, Vice President - Finance
and Assistant Treasurer (Principal
Accounting Officer)

George B. Cartledge	January 16, 2001
George B. Cartledge, Jr. Director

Thomas L. Robertson	January 16, 2001
Thomas L. Robertson Director

Charles I. Lunsford, II	January 16, 2001
Charles I. Lunsford, II Director

Paul E. Torgersen	January 16, 2001
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

EXHIBIT NO. 4

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
Pursuant to Item 601(b) (4) (iii) of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission, upon request, copies of the instruments defining the rights of holders of the long-term debt of Roanoke Electric Steel Corporation and its subsidiaries described in its 2000 Annual Report to Stockholders and Form 10-K.

EXHIBIT NO. 10

*(a)
EXECUTIVE OFFICER INCENTIVE ARRANGEMENT
          Incorporated by reference to the previously filed Form 10-K for October 31, 1999 on file in the Commission office.

* (b)
ROANOKE ELECTRIC STEEL CORPORATION
EMPLOYEES' STOCK OPTION PLAN
          Incorporated by reference to the previously filed Form 10-K for October 31, 1998 on file in the Commission office.

*(c)
ROANOKE ELECTRIC STEEL CORPORATION
NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN
          Incorporated by reference to the previously filed Form 10-K for October 31, 1997 on file in the Commission office.

* (d)
ROANOKE ELECTRIC STEEL CORPORATION SEVERANCE AGREEMENTS
          Incorporated by reference to the previously filed Form 10-K for October 31, 1996 on file in the Commission office.

* (e)
SWVA COLLECTIVE BARGAINING AGREEMENT
          Incorporated by reference to the previously filed Form 10-Q for July 31, 1999 on file in the Commission office.

* (f)
SWVA EMPLOYMENT AGREEMENT WITH TIMOTHY R. DUKE
          Incorporated by reference to the previously filed Form 10-Q for January 31, 1999 on file in the Commission office.

* Management contract, or compensatory plan or agreement, required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).

EXHIBIT NO. 13

2000 ANNUAL REPORT TO STOCKHOLDERS

EXHIBIT NO. 18

LETTER REGARDING CHANGE IN ACCOUNTING PRINCIPLE
          Incorporated by reference to the previously filed Form 10-Q for January 31, 2000 on file in the Commission office.

EXHIBIT NO. 21

SUBSIDIARIES OF THE REGISTRANT

Registrant:	Roanoke Electric Steel Corporation
Subsidiary of Registrant	Organized Under Jurisdiction of
Shredded Products Corporation	Virginia
John W. Hancock, Jr., Inc.	Virginia
Socar, Incorporated	South Carolina
RESCO Steel Products Corporation	Virginia
Roanoke Technical Treatment and Services, Inc.	Virginia
Steel of West Virginia, Inc.	Delaware

EXHIBIT NO. 23

INDEPENDENT AUDITORS' CONSENT

Roanoke Electric Steel Corporation:

We consent to the incorporation by reference in Registration Statement Nos. 33-27359, 33-35243, 333-25299 and 333-49525 of Roanoke Electric Steel Corporation on Form S-8 of our report dated November 17, 2000, incorporated by reference in the Annual Report on Form 10-K of Roanoke Electric Steel Corporation for the year ended October 31, 2000.

Deloitte & Touche LLP

Winston-Salem, North Carolina

January 16, 2001

EXHIBIT NO. 27 FINANCIAL DATA SCHEDULE