Form 10-Q
period 2001-01-31
ROANOKE ELECTRIC STEEL CORP
filed 2001-03-15
CIK 84278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

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

                                 (540)342-1831
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

Yes      x           No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of January 31, 2001.

10,901,063 Shares outstanding

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Balance Sheets

ASSETS

	(Unaudited) January 31, 2001	October 31, 2000
CURRENT ASSETS		
Cash and cash equivalents	$ 14,369,616	$ 15,068,443
Investments	12,286,883	12,739,623
Accounts receivable, net of allowances of $2,868,611 in 2001 and $2,522,930 in 2000	45,421,656	50,017,765
Refundable income taxes	1,149,442	1,214,045
Inventories	75,076,043	76,449,212
Prepaid expenses	1,324,715	1,185,033
Deferred income taxes	5,600,031	5,600,031
Total current assets	155,228,386	162,274,152
PROPERTY, PLANT AND EQUIPMENT		
Land	8,077,943	8,077,943
Buildings	43,515,184	43,457,981
Other property and equipment	197,277,394	196,768,095
Assets under construction	5,048,588	4,491,428
Total	253,919,109	252,795,447
Less--accumulated depreciation	95,501,424	91,322,382
Property, plant and equipment, net	158,417,685	161,473,065
GOODWILL	14,476,033	14,678,495
OTHER ASSETS	1,225,891	1,253,197
TOTAL ASSETS	$ 329,347,995	$ 339,678,909

LIABILITIES AND STOCKHOLDERS' EQUITY

	January 31, 2001	October 31, 2000
CURRENT LIABILITIES		
Current portion of long-term debt	$ 15,039,488	$ 15,036,469
Accounts payable	18,298,875	18,546,646
Dividends payable	1,090,106	1,090,106
Employees' taxes withheld	389,631	505,409
Accrued profit sharing contribution	690,520	3,721,201
Accrued wages and expenses	9,016,247	11,930,242
Total current liabilities	44,524,867	50,830,073
LONG-TERM DEBT		
Notes payable	120,152,143	123,910,990
Less--current portion	15,039,488	15,036,469
Total long-term debt	105,112,655	108,874,521
DEFERRED INCOME TAXES	31,613,088	31,575,856
OTHER LIABILITIES	3,986,175	3,676,630
STOCKHOLDERS' EQUITY		
Common stock--no par value--authorized 20,000,000 shares, issued 12,174,177 shares	3,968,765	3,968,765
Retained earnings	141,105,463	141,570,932
Accumulated other comprehensive income	(145,150)	---
Total	144,929,078	145,539,697
Less--treasury stock, 1,273,114 shares -- at cost	817,868	817,868
Total stockholders' equity	144,111,210	144,721,829
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 329,347,995	$ 339,678,909

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Cash Flows

	(Unaudited) Three Months Ended January 31, 2001	(Unaudited) Three Months Ended January 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES		
Net earnings	$ 624,637	$ 3,954,383
Adjustments to reconcile net earnings to net cash provided by operating activities:		
Deferred compensation liability	(10,851)	109,504
Postretirement liabilities	78,478	78,478
Depreciation and amortization	4,417,853	4,215,527
Loss on sale of investments and property, plant and equipment	13,756	1,339
Deferred income taxes	134,000	(346,476)
Changes in assets and liabilities which provided (used) cash, exclusive of changes shown separately	(414,026)	(2,782,404)
Net cash provided by operating activities	4,843,847	5,230,351
CASH FLOWS FROM INVESTING ACTIVITIES		
Expenditures for property, plant and equipment	(1,144,521)	(3,669,105)
Proceeds from sale of property, plant and equipment	500	94
(Purchase) sale of investments	441,344	(200,668)
Other	8,956	(162,348)
Net cash used in investing activities	(693,721)	(4,032,027)
CASH FLOWS FROM FINANCING ACTIVITIES		
Cash dividends	(1,090,106)	(1,098,219)
Decrease in dividends payable	---	(4,360)
Proceeds from exercise of common stock options	---	123,399
Payment of long-term debt	(3,758,847)	(3,758,189)
Repurchase of common stock	---	(983,250)
Net cash used in financing activities	(4,848,953)	(5,720,619)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(698,827)	(4,522,295)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,068,443	33,286,934
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 14,369,616	$ 28,764,639
CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY		
(Increase) decrease in accounts receivable	$ 4,596,109	$ 8,421,587
(Increase) decrease in refundable income taxes	64,603	---
(Increase) decrease in inventories	1,373,169	(7,887,376)
(Increase) decrease in prepaid expenses	(139,682)	80,756
Increase (decrease) in accounts payable	(247,771)	1,415,849
Increase (decrease) in employees' taxes withheld	(115,778)	(26,844)
Increase (decrease) in accrued profit sharing contribution	(3,030,681)	(4,554,871)
Increase (decrease) in accrued wages and expenses	(2,913,995)	(2,731,757)
Increase (decrease) in accrued income taxes	---	2,500,252
Total	$ (414,026)	$ (2,782,404)

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Consolidated Financial Statements

January 31, 2001

Note 1.	In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 31, 2001 and the results of operations and cash flows for the three months ended January 31, 2001 and 2000.

Certain amounts included in this Form 10-Q filing for prior years have been reclassified from their original presentation to conform with the current year presentation.

Note 2.	Inventories include the following major classifications:

Note 3.	In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which changed the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Basic earnings per share and diluted earnings per share calculated in accordance with SFAS 128 are presented in the consolidated statements of earnings.

Note 4.	The Registrant retired all of its treasury stock applicable to the shares recently acquired through its common stock repurchase plan.

Note 5.	In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income", establishing standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 during the 1999 first quarter. The components of comprehensive income were as follows:

Note 6.	In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishing disclosure standards regarding information about operating segments in interim and annual financial statements. The Company adopted SFAS 131 at the close of fiscal year 1999. The Company's business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and reinforcing bars and billets.

Note 7.	Supplemental cash flow information:

Note 8.	In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, establishing standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, (collectively) referred to as derivatives) and for hedging activities. Effective November 1, 2000, the Company adopted SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect earnings adjustment, after applicable taxes, of $1,663,516 in other comprehensive income to recognize the fair value of all derivatives designated as cash-flow hedging instruments. For certain hedging relationships, SFAS 133 eliminates special accounting formerly provided by U.S. GAAP. The Company has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. Since the Company's current swap agreements meet the required criteria necessary to use special hedge accounting, the Company recorded a $1,808,666 after-tax loss adjustment, for the quarter ended January 31, 2001, through other comprehensive income, as a result of the change in the fair value of these swap instruments. Due to fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Company plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS133, such swap instruments may now create volatility in future reported earnings or other comprehensive income.

  INDEPENDENT ACCOUNTANTS' REPORT

  Board of Directors
  Roanoke Electric Steel Corporation

  We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation (the "Corporation") and subsidiaries as of January 31, 2001, and the related consolidated statements of earnings and cash flows for the three-month periods ended January 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

  We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of

  October 31, 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 17, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

  As discussed in Note 8 to the consolidated financial statements, effective November 1, 2000, the Corporation changed its method for accounting and reporting derivative instruments.

  Deloitte & Touche LLP
  Winston-Salem, North Carolina

  March 5, 2000

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

  A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

  Sales for the quarter decreased significantly, due mainly to sharp declines in merchant bar selling prices and tons shipped of billets, merchant bar products and specialty steel sections. Sales were also negatively impacted by reduced shipment levels for fabricated products and a drop in selling prices for specialty products; eventhough, selling prices were higher for billets and fabricated products. Selling prices and shipments of bar products declined, primarily, as a result of increased foreign competition prompting industry-wide price reductions and excess inventory levels. Specialty steel sections showed a drop in selling prices mainly due to increased domestic competition and product mix. A softening in demand, caused by poor economic conditions within certain niche markets, resulted in a significant decrease in tons shipped of specialty products. A dramatic change in market conditions for billets, coupled with the bankruptcy of a major customer, brought diminished demand and a 77% decline in tons shipped. Billet prices showed only a slight increase, eventhough scrap prices were lower, due to improved mix. Fabricated product shipments decreased for the quarter, due mainly to longer delivery schedules for various custom-made product lines. These custom-made products brought higher prices, resulting in overall increased selling prices for fabricated products, as business conditions within the construction industry continued healthy and backlogs remained at good levels. Cost of sales declined as a result of the decreased tons shipped of all product classes, together with a reduction in the cost of scrap steel, our main raw material. Gross profit as a percentage of sales declined from 18.0% to 12.9%, primarily, as a result of lower bar and specialty product selling prices, coupled with the effects of decreased production levels on costs, which more than offset the improved selling prices for both billets and fabricated products and lower scrap costs. The decline in gross profit margins at the reduced shipment levels caused the reductions in gross profit and net earnings for the quarter. Administrative expenses decreased due, mainly, to reduced executive and other compensation, which offset higher insurance expenses and professional fees. Administrative expenses, as a percentage of sales, rose from 7.1% in 2000 to 8.6% in 2001, resulting from the significant drop in sales. Interest expense increased due to lower interest income and higher average interest rates, which more than offset reduced average borrowings. Profit sharing expense is based on earnings before income taxes in accordance with the provisions of various plans. For the quarter, profit sharing expense declined as a result of lower earnings. The effective income tax rate is slightly lower for the 2001 quarter due to the effects of nondeductible amortization.

  Working capital decreased $740,560 during the period to $110,703,519 mainly as a result of capital expenditures, dividends and debt maturities amounting to $1,144,521, $1,090,106 and $3,758,847, respectively, which exceeded working capital provided from operations. The current ratio of 3.5 to 1 and the quick ratio of 1.6 to 1 both indicate very strong liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments total $26,656,499. Our unused $30,000,000 revolving credit facility, combined with the cash and investments mentioned above, should provide the liquidity and capital resources necessary to fund operations and remain competitive, while meeting approximately $15,000,000 of annual required debt retirement.

  At January 31, 2001, there were commitments for the purchase of property, plant and equipment of approximately $1,400,000. These commitments, together with current debt maturities, will affect working capital and future liquidity and will be financed from internally generated funds, the revolving credit facility and existing cash reserves. Borrowings under our revolving credit facility could be limited due to restrictive financial covenants contained in the loan agreement.

  During the quarter, the ratio of debt to equity decreased to 1.3 to 1, and the percentage of long-term debt to total capitalization declined to 42.2%, due to current maturities of $3,758,847 reducing long-term debt to $105,112,655. Stockholders' equity declined to $144,111,210 as dividends of $1,090,106 exceeded earnings.

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

  PART I - ITEM 3

  QUANTITATIVE AND QUALITATIVE DISCLOSURES
  ABOUT MARKET RISK

  Quantitative and qualitative information about market risk was addressed in Form 10-K for fiscal year ended October 31, 2000, as previously filed with the commission. There has been no material changes to that information required to be disclosed in this 1st quarter 10-Q filing, except the required disclosure for SFAS 133, as reported in Note 8.

  PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS.

    To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by the Registrant on Form 10-K for fiscal year ended October 31, 2000, as previously filed with the Commission.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  a. Exhibits.

      None

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

ROANOKE ELECTRIC STEEL CORPORATION
Registrant

Date	March 5, 2001	Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Financial Officer)

Date	March 5, 2001	John E. Morris
John E. Morris, Vice President-Finance
and Assistant Treasurer
(Chief Accounting Officer)

  EXHIBIT INDEX

Exhibit No.	Exhibit	Page

NONE