Form 10-Q/A
period 2001-01-31
ROANOKE ELECTRIC STEEL CORP
filed 2001-03-23
CIK 84278

NOTE: This document is being amemded to include those schedules inadvertently filed in an improper format, and includes only those items and items that are required to be filed with an Amended Form 10-Q.

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

10,901,063 Shares outstanding

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

CONTENTS

Item 1. Financial Statements

a. Consolidated Balance Sheets
b. Consolidated Statements of Earnings
c. Consolidated Statements of Cash Flows
d. Tables Related to - Notes to Consolidated Financial Statements

Item 2. Table Related to - Management's Discussion and Analysis of Financial Condition
and Results of Operations

3. Signatures

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Balance Sheets
ASSETS
	(Unaudited)
	January 31,	October 31,
	2001	2000
CURRENT ASSETS
Cash and cash equivalents	$14,369,616	$15,068,443
Investments	12,286,883	12,739,623
Accounts receivable, net of allowances of
$2,868,611 in 2001 and $2,522,930 in 2000	45,421,656	50,017,765
Refundable income taxes	1,149,442	1,214,045
Inventories	75,076,043	76,449,212
Prepaid expenses	1,324,715	1,185,033
Deferred income taxes	5,600,031	5,600,031
Total current assets	155,228,386	162,274,152
PROPERTY, PLANT AND EQUIPMENT
Land	8,077,943	8,077,943
Buildings	43,515,184	43,457,981
Other property and equipment	197,277,394	196,768,095
Assets under construction	5,048,588	4,491,428
Total	253,919,109	252,795,447
Less--accumulated depreciation	95,501,424	91,322,382
Property, plant and equipment, net	158,417,685	161,473,065
GOODWILL	14,476,033	14,678,495
OTHER ASSETS	1,225,891	1,253,197
TOTAL ASSETS	$329,347,995	$339,678,909

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$15,039,488	$15,036,469
Accounts payable	18,298,875	18,546,646
Dividends payable	1,090,106	1,090,106
Employees' taxes withheld	389,631	505,409
Accrued profit sharing contribution	690,520	3,721,201
Accrued wages and expenses	9,016,247	11,930,242
Total current liabilities	44,524,867	50,830,073
LONG-TERM DEBT
Notes payable	120,152,143	123,910,990
Less--current portion	15,039,488	15,036,469
Total long-term debt	105,112,655	108,874,521
DEFERRED INCOME TAXES	31,613,088	31,575,856
OTHER LIABILITIES	3,986,175	3,676,630
STOCKHOLDERS' EQUITY
Common stock--no par value--authorized 20,000,000 shares,
issued 12,174,177 shares	3,968,765	3,968,765
Retained earnings	141,105,463	141,570,932
Accumulated other comprehensive income	(145,150)	---
Total	144,929,078	145,539,697
Less--treasury stock, 1,273,114 shares -- at cost	817,868	817,868
Total stockholders' equity	144,111,210	144,721,829
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$329,347,995	$339,678,909

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Earnings

	(Unaudited)
	Three Months Ended
	January 31,
	2001	2000

SALES	$74,771,535	$91,405,132

COST OF SALES	65,144,376	74,954,329

GROSS EARNINGS	9,627,159	16,450,803

OTHER OPERATING EXPENSES
Administrative	6,420,753	6,446,297
Interest, net	1,785,274	1,775,841
Profit sharing	384,216	1,528,977
Total	8,590,243	9,751,115

EARNINGS BEFORE INCOME TAXES	1,036,916	6,699,688

INCOME TAX EXPENSE	412,279	2,745,305

NET EARNINGS	$624,637	$3,954,383

Net earnings per share of common stock:
Basic	$0.06	$0.36
Diluted	$0.06	$0.36

Cash dividends per share of common stock	$0.10	$0.10

Weighted average number of common shares outstanding :
Basic	10,901,063	11,007,766
Diluted	10,916,163	11,086,019

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended
	January 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$624,637	$3,954,383
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Deferred compensation liability	(10,851)	109,504
Postretirement liabilities	78,478	78,478
Depreciation and amortization	4,417,853	4,215,527
Loss on sale of investments and property, plant and equipment	13,756	1,339
Deferred income taxes	134,000	(346,476)
Changes in assets and liabilities which provided
(used) cash, exclusive of changes shown separately	(414,026)	(2,782,404)
Net cash provided by operating activities	4,843,847	5,230,351

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,144,521)	(3,669,105)
Proceeds from sale of property, plant and equipment	500	94
(Purchase) sale of investments	441,344	(200,668)
Other	8,956	(162,348)
Net cash used in investing activities	(693,721)	(4,032,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(1,090,106)	(1,098,219)
Decrease in dividends payable	---	(4,360)
Proceeds from exercise of common stock options	---	123,399
Payment of long-term debt	(3,758,847)	(3,758,189)
Repurchase of common stock	---	(983,250)
Net cash used in financing activities	(4,848,953)	(5,720,619)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(698,827)	(4,522,295)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,068,443	33,286,934

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,369,616	$28,764,639

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
(USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$4,596,109	$8,421,587
(Increase) decrease in refundable income taxes	64,603	---
(Increase) decrease in inventories	1,373,169	(7,887,376)
(Increase) decrease in prepaid expenses	(139,682)	80,756
Increase (decrease) in accounts payable	(247,771)	1,415,849
Increase (decrease) in employees' taxes withheld	(115,778)	(26,844)
Increase (decrease) in accrued profit sharing contribution	(3,030,681)	(4,554,871)
Increase (decrease) in accrued wages and expenses	(2,913,995)	(2,731,757)
Increase (decrease) in accrued income taxes	---	2,500,252
Total	$(414,026)	$(2,782,404)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table Related to Footnote 2.

	(UNAUDITED)
	January 31,	October 31,
	2001	2000
Scrap steel	$4,734,625	$5,721,583
Melt supplies	3,354,915	3,318,385
Billets	16,804,169	17,266,805
Mill supplies	4,297,097	3,485,332
Work-in-process	6,535,714	6,877,954
Finished steel	39,349,523	39,779,153
Total inventories	$75,076,043	$76,449,212

Table Related to Footnote 5.

	(UNAUDITED)
	Three Months Ended
	January 31,
	2001	2000
Net earnings:	$624,637	$3,954,383
Cumulative effect of change in
accounting for derivative
financial instruments	1,663,516	---
Change in derivative financial
instruments	(1,808,666)	---
Total comprehensive income	$479,487	$3,954,383

Table Related to Footnote 6.

	Financial Information Relating
	to Classes of Products
	(UNAUDITED)
	Three Months Ended
	January 31,
	2001	2000
Sales to unaffiliated customers:
Merchant steel and specialty
steel sections	$44,942,549	$56,116,071
Bar joists and rebar	28,584,876	30,141,613
Billets	1,244,110	5,147,448
Total consolidated sales	$74,771,535	$91,405,132

Table Related to Footnote 7.

	(UNAUDITED)
	Three Months Ended
	January 31,
	2001	2000
Cash paid during the period for:
Interest	$2,225,934	$2,501,240
Income taxes	$213,676	$591,530

Table Related to - Management's Discussion and Analysis of Financial Condition and Results of Operations

	Comparison of Increases (Decreases)
	Three Months Ended
	January 31,
	2001 and 2000
	Amount	Percent
Sales	(16,633,597)	(18.2)
Cost of Sales	(9,809,953)	(13.1)
Administrative Expenses	(25,544)	(0.4)
Interest Expense	9,433	0.5
Profit Sharing Expense	(1,144,761)	(74.9)
Earnings before Income Taxes	(5,662,772)	(84.5)
Income Tax Expense	(2,333,026)	(85.0)
Net Earnings	(3,329,746)	(84.2)

Signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROANOKE ELECTRIC STEEL CORPORATION
Registrant

Date	March 21, 2001	Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Financial Officer)

Date	March 21, 2001	John E. Morris
John E. Morris, Vice President-Finance
and Assistant Treasurer
(Chief Accounting Officer)