Form 10-Q
period 2001-04-30
ROANOKE ELECTRIC STEEL CORP
filed 2001-06-14
CIK 84278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

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

Yes     x        No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 2001.

10,911,563 Shares outstanding

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Balance Sheets
ASSETS
	(Unaudited)
	April 30,	October 31,
	2001	2000
CURRENT ASSETS
Cash and cash equivalents	$20,473,774	$15,068,443
Investments	10,900,127	12,739,623
Accounts receivable, net of allowances of
$2,677,394 in 2001 and $2,522,930 in 2000	47,772,899	50,017,765
Refundable income taxes	881,178	1,214,045
Inventories	68,763,938	76,449,212
Prepaid expenses	1,155,920	1,185,033
Deferred income taxes	5,600,031	5,600,031
Total current assets	155,547,867	162,274,152
PROPERTY, PLANT AND EQUIPMENT
Land	8,077,943	8,077,943
Buildings	43,521,326	43,457,981
Other property and equipment	200,025,744	196,768,095
Assets under construction	3,771,625	4,491,428
Total	255,396,638	252,795,447
Less--accumulated depreciation	99,662,968	91,322,382
Property, plant and equipment, net	155,733,670	161,473,065
GOODWILL	14,273,571	14,678,495
OTHER ASSETS	1,178,926	1,253,197
TOTAL ASSETS	$326,734,034	$339,678,909

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$15,039,488	$15,036,469
Accounts payable	18,355,334	18,546,646
Dividends payable	1,091,156	1,090,106
Employees' taxes withheld	529,518	505,409
Accrued profit sharing contribution	581,933	3,721,201
Accrued wages and expenses	10,180,673	11,930,242
Total current liabilities	45,778,102	50,830,073
LONG-TERM DEBT
Notes payable	116,393,118	123,910,990
Less--current portion	15,039,488	15,036,469
Total long-term debt	101,353,630	108,874,521
DEFERRED INCOME TAXES	31,597,834	31,575,856
OTHER LIABILITIES	4,287,075	3,676,630
STOCKHOLDERS' EQUITY
Common stock--no par value--authorized 20,000,000 shares,
issued 12,184,677 shares in 2001 and 12,174,177 in 2000	4,066,765	3,968,765
Retained earnings	140,887,026	141,570,932
Accumulated other comprehensive income	(418,530)	---
Total	144,535,261	145,539,697
Less--treasury stock, 1,273,114 shares -- at cost	817,868	817,868
Total stockholders' equity	143,717,393	144,721,829
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$326,734,034	$339,678,909

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Earnings

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2001	2000	2001	2000

SALES	$77,925,125	$99,712,737	$152,696,660	$191,117,869

COST OF SALES	69,283,787	81,358,236	134,428,163	156,312,565

GROSS EARNINGS	8,641,338	18,354,501	18,268,497	34,805,304

OTHER OPERATING EXPENSES (INCOME)
Administrative	6,513,273	6,692,855	12,934,026	13,139,152
Interest, net	1,472,244	1,509,923	3,257,518	3,285,764
Profit sharing	(94,209)	2,016,847	290,007	3,545,824
Antitrust litigation settlement	(700,991)	---	(700,991)	---
Total	7,190,317	10,219,625	15,780,560	19,970,740

EARNINGS BEFORE INCOME TAXES	1,451,021	8,134,876	2,487,937	14,834,564

INCOME TAX EXPENSE	578,302	3,309,517	990,581	6,054,822

NET EARNINGS	$872,719	$4,825,359	$1,497,356	$8,779,742

Net earnings per share of common stock:
Basic	$0.08	$0.44	$0.14	$0.80
Diluted	$0.08	$0.44	$0.14	$0.79

Cash dividends per share of common stock	$0.10	$0.10	$0.20	$0.20

Weighted average number of common
shares outstanding :
Basic	10,910,198	10,966,394	10,905,555	10,987,307
Diluted	10,951,559	11,051,688	10,931,467	11,064,939

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended
	April 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,497,356	$8,779,742
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Deferred compensation liability	(15,571)	117,971
Postretirement liabilities	128,464	156,956
Depreciation and amortization	8,639,491	8,273,177
Loss on sale of investments and property, plant and equipment	21,692	14,076
Deferred income taxes	301,000	297,524
Changes in assets and liabilities which provided
(used) cash, exclusive of changes shown seperately	5,236,080	(5,145,604)
Net cash provided by operating activities	15,808,512	12,493,842

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,665,250)	(7,366,607)
Proceeds from sale of property, plant and equipment	4,400	8,094
Sale of investments	1,820,182	93,078
Other	37,571	(161,495)
Net cash used in investing activities	(803,097)	(7,426,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(2,181,262)	(2,194,538)
Increase (decrease) in dividends payable	1,050	(7,010)
Proceeeds from exercise of common stock options	98,000	233,649
Payment of long-term debt	(7,517,872)	(7,516,524)
Repurchase of common stock	---	(1,609,312)
Net cash used in financing activities	(9,600,084)	(11,093,735)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,405,331	(6,026,823)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,068,443	33,286,934

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,473,774	$27,260,111

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
(USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$2,244,866	$2,609,684
(Increase) decrease in refundable income taxes	332,867	---
(Increase) decrease in inventories	7,685,274	(11,257,351)
(Increase) decrease in prepaid expenses	29,113	126,521
Increase (decrease) in accounts payable	(191,312)	4,511,988
Increase (decrease) in employees' taxes withheld	24,109	48,203
Increase (decrease) in accrued profit sharing contribution	(3,139,268)	(3,126,117)
Increase (decrease) in accrued wages and expenses	(1,749,569)	(747,978)
Increase (decrease) in accrued income taxes	---	2,689,446
Total	$5,236,080	$(5,145,604)

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Consolidated Financial Statements

April 30, 2001

Note 1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 2001 and the results of operations for the three months and six months ended April 30, 2001 and 2000 and cash flows for the six months ended April 30, 2001 and 2000.

    Certain amounts included in this Form 10-Q filing for prior years have been reclassified from their original presentation to conform with the current year presentation.

Note 2. Inventories include the following major classifications:

	(Unaudited)
	April 30,	October 31,
	2001	2000
Scrap steel	$4,558,283	$5,721,583
Melt supplies	3,131,136	3,318,385
Billets	11,273,045	17,266,805
Mill supplies	4,443,400	3,485,332
Work-in-process	6,205,404	6,877,954
Finished steel	39,152,670	39,779,153
Total inventories	$68,763,938	$76,449,212

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

Note 5. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive
             Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 during the 1999 first quarter. The components of comprehensive income were as follows:

	(Unaudited) Three Months Ended April 30,		(Unaudited) Six Months Ended April 30,

	2001	2000	2001	2000
Net earnings	$872,719	$4,825,359	$1,497,356	$8,779,742
Cumulative effect of change
in accounting for derivative
financial instruments	---	---	1,663,516	---
Change in derivative financial
instruments	(273,380)	---	(2,082,046)	---
Total comprehensive income	$599,339	$4,825,359	$1,078,826	$8,779,742

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
             open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and reinforcing bars and billets.

	Financial Information Relating to Classes of Products

	(Unaudited) Three Months Ended April 30,		(Unaudited) Six Months Ended April 30,

	2001	2000	2001	2000
Sales to unaffiliated customers:
Merchant steel and
specialty steel sections	$49,411,257	$61,050,945	$94,353,806	$117,167,016
Bar joists and rebar	26,627,530	31,043,992	55,212,406	61,185,605
Billets	1,886,338	7,617,800	3,130,448	12,765,248
Total consolidated sales	$77,925,125	$99,712,737	$152,696,660	$191,117,869

  Note 7. Supplemental cash flow information:

	(Unaudited)
	Six Months Ended
	April 30,
	2001	2000
Cash paid during the period for:
Interest	$4,121,004	$4,571,726
Income taxes	$356,714	$3,067,853

      Note 8. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was
                   issued, establishing standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Effective November 1, 2000, the Company adopted SFAS 133. In the 2001 first quarter, in accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect earnings adjustment, after applicable taxes, of $1,663,516 in other comprehensive income to recognize the fair value of all derivatives designated as cash-flow hedging instruments.

                     For certain hedging relationships, SFAS 133 eliminates special accounting formerly provided by U.S.
                     GAAP. The Company has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. Since the Company's current swap agreements meet the required criteria necessary to use special hedge accounting, the Company recorded a $273,380 after-tax loss adjustment, for the quarter ended April 30, 2001, through other comprehensive income, as a result of the change in the fair value of these swap instruments. For the six month period ended April 30, 2001, these after-tax adjustments totaled a $2,082,046 loss. Due to fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Company plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings or other comprehensive income.

                INDEPENDENT ACCOUNTANTS' REPORT

                  Board of Directors
                  Roanoke Electric Steel Corporation:
                    We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation (the "Corporation") and subsidiaries as of April 30, 2001, and the related consolidated statements of earnings and cash flows for the three-month and six-month periods ended April 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.
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
                                Deloitte & Touche LLP
                                Raleigh, North Carolina
                                May 30, 2001

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

                                A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

	Comparison of Increases (Decreases)

	Three Months Ended April 30,		Six Months Ended April 30,

	2001	2000	2001	2000
	Amount	Percent	Amount	Percent
Sales	(21,787,612)	(21.9)	(38,421,209)	(20.1)
Cost of sales	(12,074,449)	(14.8)	(21,884,402)	(14.0)
Administrative expenses	(179,582)	(2.7)	(205,126)	(1.6)
Interest expense	(37,679)	(2.5)	(28,246)	(0.9)
Profit sharing expense	(2,111,056)	(104.7)	(3,255,817)	(91.8)
Antitrust settlement income	700,991	**	700,991	**
Earnings before income taxes	(6,683,855)	(82.2)	(12,346,627)	(83.2)
Income tax expense	(2,731,215)	(82.5)	(5,064,241)	(83.6)
Net earnings	(3,952,640)	(81.9)	(7,282,386)	(82.9)

                                                                                             ** Cannot be calculated

                                Sales for the six months decreased, due mainly to declines in selling prices for merchant bar products and specialty steel sections, together with reductions in shipment levels for bar and specialty steel products, fabricated products and billets. Sales were, also, negatively impacted by a drop in selling prices for fabricated products, while billet prices were unchanged. The decline in sales for the quarter was, primarily, the result of a drop in selling prices for merchant bar and specialty steel products, along with a decrease in tons shipped of billets, merchant bar and fabricated products. Also, adversely affecting sales, was a decline in selling prices for both fabricated products and billets, while tons shipped of specialty steel products were flat. Continued increased foreign competition, which prompted industry-wide price reductions and excess inventory levels, resulted in the depressed selling prices and reduced shipment levels of merchant bar products for both periods compared. Average selling prices dropped for specialty steel sections, during both periods compared, mainly, due to increased domestic competition, particularly within a major market segment, and product mix. For the six month period, decreased demand, caused by poor economic conditions within certain niche markets, resulted in the reduction in tons shipped of specialty steel products. For the quarter, however, specialty steel shipments were flat, as increased demand in other markets offset the softened demand within the major market segment. A dramatic change in market conditions for billets, coupled with the bankruptcy of a major customer, brought diminished demand and declines of 75% in tons shipped for both periods compared. Billet selling prices were slightly lower for the quarter with reductions in scrap prices which normally trigger changes in billet pricing. However, the effects of lower scrap prices on billet prices were offset by improved product mix, resulting in flat billet prices for the six month period. Fabricated product shipments decreased for both periods compared as a result of market conditions and longer delivery schedules for various custom-made product lines. Selling prices for fabricated products declined for both periods compared, caused by increased competition within the commercial construction industry. Cost of sales declined for both the six month and three month periods compared mainly as a result of the decreased tons shipped for all product classes, with the exception of the flat levels of specialty steel shipments for the quarter, together with a reduction in the cost of scrap steel, our main raw material. Gross profit as a percentage of sales declined from 18.2% to 12.0% and from 18.4% to 11.1% for the six month and three month periods, respectively. These lower margins, for both periods compared, primarily, resulted from the lower selling prices for all product classes, with the exception of the flat billet pricing for the six month period, coupled with the effects of decreased production levels on costs, which more than offset the lower scrap costs. The decline in gross profit margins at the reduced shipment levels caused the reductions in gross profit and net earnings for both periods compared. Administrative expenses decreased in both periods compared mainly as a result of reduced executive and other compensation, which more than offset higher insurance expenses, professional fees and utilities. Administrative expenses, as a percentage of sales, rose from 6.9% to 8.5% for the six month period and from 6.7% to 8.4% for the three month period, resulting from the significant drop in sales. Interest expense decreased in both periods compared, primarily, due to reduced average borrowings, which more than offset lower interest income and higher average interest rates. Profit sharing expense is based on earnings before income taxes in accordance with the provisions of various plans. For both periods compared, profit sharing expense declined as a result of lower earnings. During the current quarter, profit sharing expense was adjusted for accruals made in prior periods which could not be funded due to changes in profit levels. During the 2001 quarter and six month periods, other operating expenses were reduced by $700,991 as a result of a partial settlement from a number of our graphite electrode suppliers for antitrust violations. The effective income tax rate is slightly lower for both periods compared due to the effects of nondeductible amortization.

                                Working capital decreased $1,674,314 during the period to $109,769,765 mainly as a result of capital expenditures, dividends and debt maturities amounting to $2,665,250, $2,181,262 and $7,517,872, respectively, which exceeded working capital provided from operations. The current ratio of 3.4 to 1 and the quick ratio of 1.7 to 1 both indicate very strong liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments total $31,373,901. Our unused $30,000,000 revolving credit facility, combined with the cash and investments mentioned above and funds provided from operations, should provide the liquidity and capital resources necessary to fund operations and remain competitive, while meeting approximately $15,000,000 of annual required debt retirement.

                                At April 30, 2001, there were commitments for the purchase of property, plant and equipment of approximately $1,700,000. These commitments, together with current debt maturities, will affect working capital and future liquidity and will be financed from internally generated funds, the revolving credit facility and existing cash reserves. Borrowings under our revolving credit facility could be limited due to restrictive financial covenants contained in the loan agreement. Near the end of the current quarter, amendments were made to the financial covenants and other provisions of our loan agreement. While these amendments made certain financial covenants less restrictive, they unfortunately caused an increase in interest rate spreads, which will negatively affect future earnings, liquidity and capital resources.

                                During the first half of the year, the ratio of debt to equity remained at 1.3 to 1, while the percentage of long-term debt to total capitalization declined to 41.4%, due to current maturities of $7,517,872 reducing long-term debt to $101,353,630. Stockholders' equity declined to $143,717,393 as dividends of $2,181,262 and derivative fair value recognition (loss) of $418,530 exceeded net earnings.

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

                                PART I - ITEM 3

                                QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

                                Quantitative and qualitative information about market risk was addressed in Form 10-K for fiscal year ended
                                October 31, 2000, as previously filed with the commission. There has been no material changes to that information required to be disclosed in this 2nd quarter 10-Q filing, except the required disclosure for SFAS 133, as reported in Note 8.

                                PART II - OTHER INFORMATION

                                ITEM 1. LEGAL PROCEEDINGS.

                                               To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant                 or any of its wholly-owned subsidiaries during the period covered by this report and there was no material                development in or termination of the legal proceedings reported earlier by the Registrant on Form 10-K for                fiscal year ended October 31, 2000 and Form 10-Q for the quarter ended January 31, 2001, as previously                filed with the Commission.

                                ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                               On February 20, 2001, the Annual Meeting of Shareholders was held and the following persons were elected                 as Class B directors of the Registrant, with terms expiring in 2004:

		Authority	Not
Director	For	Withheld	Voted

Frank A. Boxley	10,164,646	40,061	696,356
Timothy R. Duke	10,164,646	40,061	696,356
George W. Logan	10,164,646	40,061	696,356

                                               The following persons continued to serve as Class C and Class A directors of the Registrant after the annual meeting:

                                                Class C directors, with terms expiring in 2002
                                                Charles I. Lunsford, II
                                                Paul E. Torgersen
                                                John D. Wilson

                                                Class A directors, with terms expiring in 2003
                                                George B. Cartledge, Jr.
                                                Thomas L. Robertson
                                                Donald G. Smith

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

ROANOKE ELECTRIC STEEL CORPORATION
Registrant

Date	May 30, 2001	Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Financial Officer)

Date	May 30, 2001	John E. Morris
John E. Morris, Vice President-Finance
and Assistant Treasurer
(Chief Accounting Officer)

                                EXHIBIT INDEX

Exhibit No.	Exhibit	Page

NONE