Form 10-Q
period 2001-07-31
ROANOKE ELECTRIC STEEL CORP
filed 2001-09-14
CIK 84278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

Yes     x        No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2001.

10,911,563 Shares outstanding

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Balance Sheets
ASSETS
	(Unaudited)
	July 31,	October 31,
	2001	2000
CURRENT ASSETS
Cash and cash equivalents	$20,076,628	$15,068,443
Investments	11,827,997	12,739,623
Accounts receivable, net of allowances of
$2,624,841 in 2001 and $2,435,095 in 2000	47,939,540	50,017,765
Refundable income taxes	1,830,069	1,214,045
Inventories	64,408,773	76,449,212
Prepaid expenses	1,441,980	1,185,033
Deferred income taxes	6,166,151	5,600,031
Total current assets	153,691,138	162,274,152
PROPERTY, PLANT AND EQUIPMENT
Land	8,010,036	8,077,943
Buildings	43,723,400	43,457,981
Other property and equipment	201,358,469	196,768,095
Assets under construction	4,086,420	4,491,428
Total	257,178,325	252,795,447
Less--accumulated depreciation	103,836,800	91,322,382
Property, plant and equipment, net	153,341,525	161,473,065
GOODWILL	14,071,109	14,678,495
OTHER ASSETS	1,578,273	1,253,197
TOTAL ASSETS	$322,682,045	$339,678,909

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$15,039,488	$15,036,469
Accounts payable	17,326,227	18,546,646
Dividends payable	1,091,157	1,090,106
Employees' taxes withheld	468,932	505,409
Accrued profit sharing contribution	564,808	3,721,201
Accrued wages and expenses	12,592,743	11,930,242
Total current liabilities	47,083,355	50,830,073
LONG-TERM DEBT
Notes payable	112,633,912	123,910,990
Less--current portion	15,039,488	15,036,469
Total long-term debt	97,594,424	108,874,521
DEFERRED INCOME TAXES	31,360,777	31,575,856
OTHER LIABILITIES	5,426,873	3,676,630
STOCKHOLDERS' EQUITY
Common stock--no par value--authorized 20,000,000 shares,
issued 12,184,677 shares in 2001 and 12,174,177 in 2000	4,066,765	3,968,765
Retained earnings	139,877,515	141,570,932
Accumulated other comprehensive loss	(1,909,796)	---
Total	142,034,484	145,539,697
Less--treasury stock, 1,273,114 shares -- at cost	817,868	817,868
Total stockholders' equity	141,216,616	144,721,829
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$322,682,045	$339,678,909

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Earnings

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2001	2000	2001	2000

SALES	$79,420,173	$94,409,174	$232,116,833	$285,527,043
COST OF SALES	70,848,453	78,098,845	205,276,616	234,411,410
GROSS EARNINGS	8,571,720	16,310,329	26,840,217	51,115,633

OTHER OPERATING EXPENSES (INCOME)
Administrative	6,192,324	6,674,808	19,126,350	19,813,960
Interest, net	1,998,255	1,853,661	5,255,773	5,139,425
Profit sharing	248,624	1,417,595	538,631	4,963,419
Antitrust litigation settlement	---	---	(700,991)	---
Total	8,439,203	9,946,064	24,219,763	29,916,804

EARNINGS BEFORE INCOME TAXES	132,517	6,364,265	2,620,454	21,198,829
INCOME TAX EXPENSE	50,871	2,618,224	1,041,452	8,673,046
NET EARNINGS	$81,646	$3,746,041	$1,579,002	$12,525,783

Net earnings per share of common stock:
Basic	$0.01	$0.34	$0.14	$1.14
Diluted	$0.01	$0.34	$0.14	$1.14

Cash dividends per share of common stock	$0.10	$0.10	$0.30	$0.30

Weighted average number of
common shares outstanding:
Basic	10,911,563	10,925,933	10,907,579	10,966,700
Diluted	11,019,075	10,953,745	10,950,048	11,026,282

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended
	July 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,579,002	$12,525,783
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Deferred compensation liability	4,100	160,458
Postretirement liabilities	178,448	235,435
Depreciation and amortization	13,072,053	12,597,132
Loss on sale of investments and property, plant and equipment	20,251	15,170
Deferred income taxes	492,000	410,524
Changes in assets and liabilities which provided
(used) cash, exclusive of changes shown separately	8,079,605	(17,896,598)
Net cash provided by operating activities	23,425,459	8,047,904

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(4,526,417)	(12,361,927)
Proceeds from sale of property, plant and equipment	79,533	8,144
(Purchase) sale of investments	882,784	(410,240)
Other	11,647	(207,387)
Net cash used in investing activities	(3,552,453)	(12,971,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(3,272,419)	(3,286,044)
Increase (decrease) in dividends payable	1,051	(11,073)
Proceeds from exercise of common stock options	98,000	269,087
Payment of long-term debt	(11,277,078)	(11,275,026)
Repurchase of common stock	---	(2,250,313)
Loan costs	(414,375)	---
Net cash used in financing activities	(14,864,821)	(16,553,369)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,008,185	(21,476,875)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,068,443	33,286,934
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,076,628	$11,810,059

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
(USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$2,078,225	$3,581,608
(Increase) decrease in refundable income taxes	(616,024)	---
(Increase) decrease in inventories	12,040,439	(17,544,046)
(Increase) decrease in prepaid expenses	(256,947)	(238,237)
Increase (decrease) in accounts payable	(1,220,419)	(548,696)
Increase (decrease) in employees' taxes withheld	(36,477)	42,078
Increase (decrease) in accrued profit sharing contribution	(3,156,393)	(2,605,684)
Increase (decrease) in accrued wages and expenses	(752,799)	(847,989)
Increase (decrease) in accrued income taxes	---	264,368
Total	$8,079,605	$(17,896,598)

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Consolidated Financial Statements

July 31, 2001

Note 1.	In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2001 and the results of operations for the three months and nine months ended July 31, 2001 and 2000 and cash flows for the nine months ended July 31, 2001 and 2000.

Certain amounts included in this Form 10-Q filing for prior years have been reclassified from their original presentation to conform with the current year presentation.

Note 2.	Inventories include the following major classifications:

	(Unaudited)
	July 31,	October 31,
	2001	2000
Scrap steel	$4,552,672	$5,721,583
Melt supplies	3,212,894	3,318,385
Billets	7,651,440	17,266,805
Mill supplies	4,221,882	3,485,332
Work-in-process	5,887,644	6,877,954
Finished steel	38,882,241	39,779,153
Total inventories	$64,408,773	$76,449,212

Note 3.	Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Basic earnings per share and diluted earnings per share calculated in accordance with SFAS 128 are presented in the consolidated statements of earnings.

Note 4.	The Registrant retired all of its treasury stock applicable to the shares recently acquired through its common stock repurchase plan.

Note 5.	The components of comprehensive income were as follows:

	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,

	2001	2000	2001	2000

Net earnings	$81,646	$3,746,041	$1,579,002	$12,525,783
Cumulative effect of change
in accounting for derivative
financial instruments	---	---	1,663,516	---
Change in derivative financial
instruments	(1,491,266)	---	(3,573,312)	---
Total comprehensive income (loss)	$(1,409,620)	$3,746,041	$(330,794)	$12,525,783

Note 6.	The Company's business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and reinforcing bars and billets.

	Financial Information Relating to Classes of Products

	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,

	2001	2000	2001	2000
Sales to unaffiliated customers:
Merchant steel and
specialty steel sections	$49,802,204	$57,423,207	$144,156,010	$174,590,223
Bar joists and rebar	24,002,800	29,316,178	79,215,206	90,501,783
Billets	5,615,169	7,669,789	8,745,617	20,435,037
Total consolidated sales	$79,420,173	$94,409,174	$232,116,833	$285,527,043

Note 7.	Supplemental cash flow information:
	(Unaudited)
	Nine Months Ended
	July 31,
	2001	2000
Cash paid during the period for:

Interest	$6,340,865	$6,828,131
Income taxes	$1,165,476	$7,998,155

Note 8.	In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, establishing standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Effective November 1, 2000, the Company adopted SFAS 133. In the 2001 first quarter, in accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect earnings adjustment, after applicable taxes, of $1,663,516 in other comprehensive income to recognize the fair value of all derivatives designated as cash-flow hedging instruments.

    For certain hedging relationships, SFAS 133 eliminates special accounting formerly provided by U.S. GAAP. The Company has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. Since the Company's current swap agreements meet the required criteria necessary to use special hedge accounting, the Company recorded a $642,086 after-tax loss adjustment, for the quarter ended July 31, 2001, through other comprehensive income, as a result of the change in the fair value of these swap instruments. For the nine month period ended July 31, 2001, these after-tax adjustments totaled a $2,724,132 loss. Due to fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Company plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings or other comprehensive income.

    In the 2001 3rd quarter, the Company entered into derivative financial instruments to minimize the exposure of price risk related to certain natural gas purchases used in the manufacturing process. The contracts used to mitigate the price risk related to natural gas purchases are designated as effective cash flow hedges for a portion of the natural gas usage over the next twelve months. Unrealized gains and losses associated with marking the contracts to market are recorded as a component of other comprehensive income (loss) and included in the stockholders' equity section of the balance sheet as part of accumulated comprehensive income (loss). These gains and losses are recognized in earnings in the month in which the related natural gas is used, or in the month a hedge is determined to be ineffective. For the quarter and nine month period ended July 31, 2001, the Company recorded a $849,180 after-tax loss adjustment, through other comprehensive income, related to future transactions, which are expected to be recognized in earnings within the next twelve months. There were no ineffective hedges for the period ended July 31, 2001.

Note 9.	In June 2001, SFAS No. 141, "Business Combinations", was issued, establishing accounting and reporting standards for all business combinations initiated after June 30, 2001 and establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 eliminates the pooling-of-interest method of accounting and requires all acquisitions consummated subsequent to June 30, 2001 to be accounted for under the purchase method. Our previous acquisitions have been accounted for under the purchase method and therefore the adoption of SFAS 141 will not have a material impact on our results of operations and financial condition.

Note 10.	In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was issued, addressing financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle. Subsequently, any impairment losses will be recognized as a component of income from operations. As of July 31, 2001, we have net goodwill of $14,071,109 and have incurred $607,386 in goodwill amortization in the statement of operations for the nine months then ended. The adoption of SFAS 142 will result in our discontinuation of goodwill amortization. We will be required to test goodwill using an impairment method under the new standard at adoption and at least annually thereafter, which could have an adverse effect on our future results of operations if an impairment occurs.

    Adoption of SFAS 142 is required in fiscal years beginning after December 15, 2001 which would be our first quarter of fiscal 2003. Early application is permitted for entities with fiscal years beginning after March 15, 2001, which would be our first quarter of fiscal 2002.

    INDEPENDENT ACCOUNTANTS' REPORT

    Board of Directors
    Roanoke Electric Steel Corporation

    We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation (the "Corporation") and subsidiaries as of July 31, 2001, and the related consolidated statements of earnings and cash flows for the three-month and nine-month periods ended July 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

    August 29, 2001

      PART I - ITEM 2

      MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of earnings.

      A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

	Comparison of Increases (Decreases)
	Three Months Ended July 31,		Nine Months Ended July 31,

	2001	2000	2001	2000
	Amount	Percent	Amount	Percent
Sales	(14,989,001)	(15.9)	(53,410,210)	(18.7)
Cost of sales	(7,250,392)	(9.3)	(29,134,794)	(12.4)
Administrative expenses	(482,484)	(7.2)	(687,610)	(3.5)
Interest expense	144,594	7.8	116,348	2.3
Profit sharing expense	(1,168,971)	(82.5)	(4,424,788)	(89.1)
Antitrust settlement income	---	---	700,991	**
Earnings before income taxes	(6,231,748)	(97.9)	(18,578,375)	(87.6)
Income tax expense	(2,567,353)	(98.1)	(7,631,594)	(88.0)
Net earnings	(3,664,395)	(97.8)	(10,946,781)	(87.4)

                                                                                                                  ** Cannot be calculated

      Sales decreased for both the nine month and three month periods compared, due mainly to declines in selling prices for merchant bar products and specialty steel sections, together with reductions in shipment levels for specialty steel products, fabricated products and billets. Sales were also negatively impacted by a drop in selling prices for billets and fabricated products, but were favorably affected by increased tons shipped of bar products. Continued pressure from foreign and domestic competition kept merchant bar selling prices depressed for both periods compared. Eventhough business conditions continued to deteriorate, merchant bar shipments increased for the three month and nine month periods, as inventory levels at most steel service centers began to fall. During both periods compared, average selling prices dropped for specialty steel sections, due mainly to increased domestic competition, particularly within a major market segment, and product mix. Both the three month and nine month periods recorded reductions in tons shipped of specialty steel products as a result of decreased demand, caused by poor economic conditions within certain niche markets. A dramatic change in market conditions for billets, coupled with the bankruptcy of a major customer, brought diminished demand and declines in tons shipped for both periods compared. Billet selling prices were lower for both the quarter and nine months, primarily, due to reductions in scrap prices which normally trigger changes in billet pricing. The decline in fabricated product selling prices, for both periods compared, was caused by increased competition within the commercial construction industry. Poor business conditions, which caused a slowdown in construction activity, resulted in the reduced fabricated product shipments during both periods. Cost of sales declined for both the nine month and three month periods compared, mainly, as a result of the decreased tons shipped for specialty steel products, fabricated products and billets, together with a reduction in the cost of scrap steel, our main raw material, in spite of increased bar shipments. Gross profit as a percentage of sales declined from 17.9% to 11.6% and from 17.3% to 10.8% for the nine and three month periods, respectively. These lower margins for both periods compared, primarily, resulted from the lower selling prices for all product classes, together with the effects of decreased production levels on costs, which more than offset the lower scrap costs. The decline in gross profit margins at the reduced shipment levels caused the reductions in gross profit and net earnings for both periods compared. Administrative expenses decreased in both periods compared, mainly, as a result of reduced executive and other compensation, which more than offset higher insurance expenses, professional fees and utilities. Administrative expenses, as a percentage of sales, rose from 6.9% to 8.2% for the nine month period and from 7.1% to 7.8% for the three month period, resulting from the significant drop in sales. Interest expense increased in both periods compared, primarily, due to higher average interest rates and lower interest income, which more than offset reduced average borrowings. Profit sharing expense is based on earnings before income taxes in accordance with the provisions of various plans. For both periods compared, profit sharing expense declined as a result of lower earnings. Other operating expenses for the nine month period in 2001 were reduced by $700,991, as a result of a partial settlement from a number of our graphite electrode suppliers for antitrust violations. The effective income tax rate is slightly lower for both periods compared due to the effects of nondeductible amortization.

      Working capital decreased $4,836,296 during the period to $106,607,783 mainly as a result of capital expenditures, dividends and debt maturities amounting to $4,526,417, $3,272,419 and $11,277,078, respectively, which exceeded working capital provided from operations. The current ratio of 3.3 to 1 and the quick ratio of 1.7 to 1 both indicate very strong liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments total $31,904,625. Our unused $30,000,000 revolving credit facility, combined with cash flows from operations and the cash and investments mentioned above, should provide the liquidity and capital resources necessary to remain competitive, fund operations and future growth and meet required debt retirement.

      At July 31, 2001, there were commitments for the purchase of property, plant and equipment of approximately $700,000. These commitments, together with current debt maturities, will affect working capital and future liquidity and will be financed from internally generated funds, the revolving credit facility and existing cash reserves. Borrowings under our revolving credit facility could be limited due to restrictive financial covenants contained in the loan agreement. During the year, amendments were made to the financial covenants and other provisions of our loan agreement. While these amendments made certain financial covenants less restrictive, they unfortunately caused an increase in interest rate spreads, which will negatively affect future earnings, liquidity and capital resources.

      During the period, the ratio of debt to equity remained at 1.3 to 1, while the percentage of long-term debt to total capitalization declined to 40.9%, due to current maturities of $11,277,078 reducing long-term debt to $97,594,424. Stockholders' equity declined to $141,216,616 as dividends of $3,272,419 and derivative fair value recognition (loss) of $1,909,796 exceeded net earnings of $1,579,002.

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

      PART I - ITEM 3

      QUANTITATIVE AND QUALITATIVE DISCLOSURES
      ABOUT MARKET RISK

      Quantitative and qualitative information about market risk was addressed in Form 10-K for fiscal year ended October 31, 2000, as previously filed with the commission. There has been no material changes to that information required to be disclosed in this 3rd quarter 10-Q filing, except the required disclosure for SFAS 133, as reported in Note 8.

      PART II - OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS.

        To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by the Registrant on Form 10-K for fiscal year ended October 31, 2000 and Forms 10-Q for the quarters ended January 31, 2001 and April 30, 2001, as previously filed with the Commission.

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

ROANOKE ELECTRIC STEEL CORPORATION
Registrant

Date	8/29/01	Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Financial Officer)

Date	8/29/01	John E. Morris
John E. Morris, Vice President-Finance
and Assistant Treasurer
(Chief Accounting Officer)

      EXHIBIT INDEX

Exhibit No.	Exhibit	Page

NONE