Form 10-K
period 2001-10-31
ROANOKE ELECTRIC STEEL CORP
filed 2002-01-23
CIK 84278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  October 31, 2001

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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.

Aggregate market value at December 31, 2001:      $137,783,105

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of
December 31, 2001.
                                         10,912,188       Shares outstanding

Portions of the following documents are incorporated by reference:

(1) 2001 Annual Report to Stockholders in Parts II and IV.

(2) Proxy Statement dated December 26, 2001 in Part III.

PART I

ITEM 1. BUSINESS

      (a) General Development of Business.

            During the fiscal year ended October 31, 2001, the Registrant continued for the most part to operate its business as it has the past four years by manufacturing merchant steel bar products, fabricating open-web steel joists and concrete reinforcing steel, and extracting scrap steel and other materials from junked automobiles. Roanoke Technical Treatment & Services, Inc., a Roanoke, Virginia subsidiary, was formed in 1990 to license a process for the treatment of electric arc furnace dust, but the opportunity never materialized. During fiscal year 1994, the Registrant's auto shredding subsidiary, Shredded Products Corporation, completed construction of a modern facility in Rocky Mount, Virginia, and in November 1994 began operations at this locality, at a total investment in excess of $8,000,000 for plant and equipment. This facility, with its own landfill, is providing considerable savings in waste disposal costs. In addition, cost savings and better metal recoveries are being achieved through the use of the more technologically advanced equipment.
           During the later part of 1996, the Registrant, at its main plant, completed the installation of a new ladle refining furnace and the upgrade of an electric arc furnace, for approximately $17,000,000. With this new state-of-the-art equipment in operation, the Registrant has increased raw steel production, improved quality, reduced production costs and improved operating efficiencies. In January 1996, Socar, Incorporated , a South Carolina subsidiary, sold its long-time idle plant in Bucyrus, Ohio to the unaffiliated manufacturer who had been leasing the facility for several years under a lease-purchase agreement, for a final settlement price of $130,000.
           On December 16, 1998, the Registrant acquired all of the outstanding common shares of Steel of West Virginia, Inc. ("SWVA"), a Huntington, West Virginia steel manufacturer, upon completion of its cash tender offer. The consideration given was approximately $117.1 million, including the assumption of approximately $52.3 million of indebtedness, which translates into $10.75 net per SWVA share, for approximately 6,028,000 shares on a fully-diluted basis. Upon merger, SWVA became a wholly-owned subsidiary of Roanoke Electric Steel Corporation, and each share of SWVA common stock not purchased in the offer (approximately 3.6% of SWVA's outstanding shares) was converted, subject to appraisal rights, into the right to receive $10.75 in cash, without interest. On the date of acquisition the Registrant closed on $180,000,000 of secured credit facilities with a syndicate of four banks. The facilities were comprised of a $150,000,000 seven year term loan and a $30,000,000 five year revolver. The term loan was used to purchase all of the outstanding capital stock of SWVA, and refinance both the existing term debt of the Registrant and most of SWVA's bank debt assumed through the merger. SWVA operates a mini-mill in Huntington, West Virginia, and steel fabrication facilities in Huntington and Memphis, Tennessee, while custom designing and manufacturing special steel products principally for use in the construction of truck trailers, industrial lift

PART I
(con'd.)

trucks, off-highway construction equipment (such as bulldozers and graders), manufactured housing, guardrail posts and mining equipment. The Registrant and SWVA do not generally compete as regards customers and products. The acquisition was accounted for as a purchase. Accordingly, the results of operations and cash flows were reflected in the consolidated financial statements from the date of acquisition, and the acquired assets and liabilities were included in the 1999 consolidated balance sheet at values based on a purchase price allocation, rendered through appraisals and other evaluations.
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

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
AND CLASSES OF PRODUCTS OR SERVICES

	2001	2000	1999
Sales to Unaffiliated Customers:
Merchant Steel and Specialty
Steel Sections	$190,631,577	$228,202,644	$210,850,231
Bar Joists and Rebar	101,985,847	122,549,851	125,854,046
Billets	15,057,181	21,975,613	36,258,673
Total Consolidated Sales	$307,674,605	$372,728,108	$372,962,950
Net Earnings from Operations	$1,348,022	$14,061,449	$22,479,179
Identifiable Assets	$316,886,778	$339,678,909	$352,045,812

PART I
(con'd.)

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
           Two other subsidiaries, John W. Hancock, Jr., Inc. and Socar, Incorporated, are engaged in the manufacturing of long- and short-span steel joists. Joists are open-web steel horizontal supports for floors and roofs, used primarily in the construction of commercial and industrial buildings such as shopping centers, factories, warehouses, hospitals, schools, office buildings, nursing homes, and the like. Joists are cheaper and lighter than structural steel or reinforced concrete. The joists are distributed by these subsidiaries to their customers from orders solicited by manufacturer's representatives and pursuant to successful bids placed directly by the subsidiaries.
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
           (ii) The Registrant has not in fiscal 2001 introduced a new product or begun to do business in a new industry segment that will require the investment of a material amount of assets or that otherwise is material.

PART I
(con'd.)

           (iii) The Registrant's main raw material, scrap steel, is supplied for the most part by scrap dealers within a 250 mile radius of the mill. This raw material is purchased through the David J. Joseph Company, scrap brokers. The Shredded Products subsidiary supplies 10,000 to 15,000 tons of scrap per month. Although scrap is generally available to the Registrant, the price of scrap steel is highly responsive to changes in demand, including demand in foreign countries as well as in the United States. The ability to maintain satisfactory profit margins in times when scrap is relatively high priced is dependent upon the levels of steel prices, which are determined by market forces. Alloys and other materials needed for the melting process are provided by various domestic and foreign companies.            Shredded Products Corporation often experiences difficulty in purchasing scrap automobiles at a satisfactory level. Competition from an increasing number of shredding operations and reluctance by dealers to sell scrap automobiles due to market conditions are the main causes. High offering prices generally increase the supply; however, the increased cost to produce sometimes is very comparable to the price of similar scrap that can be purchased on the outside.
           Substantially all of John W. Hancock, Jr., Inc.'s steel components are purchased from the Parent, which is located conveniently nearby and, therefore such components are generally available to the subsidiary as needed.
           RESCO Steel Products Corporation purchases most of its steel components from suppliers within its market area, determined mainly by freight cost. Such components would be generally available to the subsidiary, since the Parent could produce and supply this raw material, as needed.
           Socar, Incorporated receives most of its raw steel material from the Parent and other nearby suppliers, the determinant usually being freight cost. The availability of raw materials is not of major concern to the subsidiary, since the Parent could supply most of its needs.
           Steel of West Virginia, Inc., like the Parent, uses scrap steel as its main raw material. Even though the purchase of steel scrap is subject to market conditions largely beyond its control, the subsidiary is located in a scrap surplus region, and therefore typically maintains less than a one month supply of scrap, which keeps inventory costs to a minimum. Although one scrap dealer supplies 25% to 30% of SWVA's requirements, the subsidiary believes that a number of adequate sources of scrap and other raw materials that it uses are readily available. SWVA has historically been successful in passing on scrap cost increases through price increases, however, the effect of market price competition has limited the subsidiary's ability to increase prices.

PART I
(con'd.)

           (iv) The Registrant currently holds no patents, trade marks, licenses, franchises or concessions that are material to its business operations.
           (v) The business of the Registrant is not seasonal.
           (vi) The Registrant does not offer extended payment terms to its customers, nor is it normally required to carry significant amounts of inventory to meet rapid delivery requirements of customers; although, at times market conditions have required the stockpiling of popular bar products for rapid delivery. Working capital practices generally remain constant during the course of business except when the Registrant determines it to be advantageous to stockpile raw materials due to price considerations.
           (vii) During fiscal year 2001, sales (tons) by the Registrant to Steel of West Virginia, Inc., John W. Hancock, Jr., Inc., Socar, Incorporated and RESCO Steel Products Corporation, wholly-owned subsidiaries, were approximately 8%, 10%, 7% and 1% of the Registrant's total sales (tons), respectively. During fiscal year 2001, the largest nonaffiliated customer purchased approximately 5% of total sales (tons) -- 2% of total sales (dollars). During fiscal year 2000, the largest nonaffiliated customer purchased approximately 8% of total sales (tons)--3% of total sales (dollars), significantly down from recent years, as poor market conditions in the steel industry contributed to this customer's worsened financial condition and eventual bankruptcy. The bankruptcy resulted in a charge to bad debts of $2.6 million and contributed to lower billet production levels. Poor market conditions prevented placing the lost tonnage with alternate sources. However, under normal market conditions, we would not expect the loss of either of these customers to have a materially adverse effect on the Registrant and its subsidiaries taken as a whole. In addition, considerably more billet tons were used internally by SWVA, which helped to mitigate the lost billet sales.
           (viii) The Registrant is of the opinion that the amount of its backlog is not generally material to an understanding of the business. All backlog is shipped within the current fiscal year.
           (ix) None of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.
           (x) The Registrant competes with steel-producing mills of similar size operative within its market region and also larger mills producing similar products. The market region in which the Registrant sells its products mainly consists of the majority of states east of the Mississippi River. Price, including transportation cost, is the major determinant in securing business. Even though market conditions and backlogs remained strong for much of 1995, shipments were flat due to customers' inventory reductions, while improved selling prices were attributable to higher raw material costs and rising demand, although by year-end prices fell slightly. Demand and backlogs continued high through 1996, allowing for increased bar product shipments, in

PART I
(con'd.)

spite of increased competition, which forced sharp reductions in selling prices throughout the industry. As competition eased during 1997, bar product shipments increased with higher demand, causing improvements in order levels, backlogs and prices. Strong business conditions kept bar prices up during fiscal 1998, in spite of the temporary drop in merchant bar shipments, caused by excess inventories at steel service centers. On December 16, 1998, the Registrant acquired 100% of the capital stock of Steel of West Virginia, Inc. ("SWVA"), a steel manufacturer, and 1999 results reflect the operations of SWVA from the date of acquisition. The 1998 financial statements were not restated to include SWVA because the acquisition was treated as a purchase for accounting purposes. Consequently, the significant increase in 1999 sales was due, primarily, to the inclusion of SWVA's revenues in consolidated sales. Increased competition from foreign and domestic producers prompted industry-wide list price reductions for bar products at the beginning of fiscal 1999, and prices had not fully recovered by year end. Excess inventories at steel service centers and a shortage of transportation equipment contributed to the slight reduction in tons shipped of bar products as bar markets were generally good throughout the year. Sales for 2000 were flat due, again, to the acquisition of SWVA. Sales for the current year included SWVA's revenues for the entire period, whereas sales for 1999 included only the portion of SWVA's revenues from the date of acquisition. Average selling prices for bar and specialty products increased slightly for 2000, but list prices had fallen sharply by the end of the year as a result of increased foreign and domestic competition. The increased competition and price uncertainty reduced order entry and backlogs and caused decreases in both bar and specialty products shipments. Depressed economic conditions within the steel industry and certain niche markets resulted in the decline of 2001 sales. Selling prices for merchant bar and specialty steel products declined due to heightened foreign and domestic competition. Shipments of specialty products were down, primarily, as a result of depressed economic conditions within major market segments. However, sales were positively affected by an increase in tons shipped of merchant bar products, due to new product offerings and declining inventory levels at steel service centers.
           The joist business is highly competitive. Due to similarity of product, relatively small price differences are often determinative in placing business. Ability to meet the customer's time requirements for delivery also is important in securing business. Competing successfully becomes more difficult with the distance to point of delivery due to transportation costs. Reduced competition and increased activity in 1995 led to higher shipment levels within the construction industry, as demand and increased raw material costs forced selling prices higher. Generally strong business conditions within the commercial construction industry continued during 1996 to bring improvements to selling prices for fabricated products, while shipment levels were relatively flat, as weather related construction delays offset otherwise strong demand. Even though market conditions continued

PART I
(con'd.)

to be favorable during 1997, competition within the industry forced lower selling prices for fabricated products, and also kept shipment levels flat. Continued favorable market conditions in the construction industry during fiscal 1998 led to the increased shipments and level selling prices for fabricated products. Competitive conditions within the commercial construction industry generally impact selling prices and shipment levels of fabricated products and were relatively favorable during 1999 as reflected in the higher selling prices. The reduced shipments were caused by minor factors other than competition as business conditions continued strong and backlogs remained high. In 2000, the decline in fabricated products selling prices and shipments was caused by increased competition within the construction industry, even though business conditions continued strong and backlogs were high. The decline in shipments was also affected by shortages of structural steel components. Economic conditions within the construction industry began to slide during 2001, as a result of increased competition, bringing prices lower. Fabricated products shipments decreased as construction activity slowed dramatically during the latter part of the year, as a result of poor business conditions.
           Billets are semi-finished products used by the Registrant, and the SWVA subsidiary, in their rolling mill processes to manufacture various merchant bar products and specialty steel sections. Excess billet production is sold to nonaffiliated customers who further fabricate the billets for various end uses. Improved market conditions and increased domestic demand resulted in improved 1995 billet shipments, as export markets remained highly competitive. Higher scrap steel costs, which normally trigger higher prices, and improved product mix together caused billet selling prices to climb. A planned melt shop shutdown during 1996 to install a new ladle furnace and upgrade an electric arc furnace was unexpectedly prolonged due to problems with construction and installation, resulting in a sharp decline in billet production and causing a significant reduction in billet shipments for the year, while the highly competitive export market remained in effect. Billet selling prices declined with a downward trend in scrap prices. Increased billet shipments for 1997 resulted both from increased production, which hampered shipments in 1996, and improved domestic demand, as export markets remained very competitive. Lower scrap prices continued to keep billet prices down. The significant increase in billet shipments for fiscal 1998 was attributable to record raw steel production, coupled with unprecedented demand. Billet prices were flat due to relatively unchanged scrap prices. A dramatic change in our market for billets during 1999 brought diminished demand and a significant decline in tons shipped. Billet selling prices declined with sharp reductions in scrap prices. The dramatic reduction in billet shipments, again in 2000, and the continued drop in market conditions was attributable to the financial condition and eventual bankruptcy of a major customer. Shipments to this customer were purposely curtailed to reduce our exposure to bad debts. Due to market conditions, we were not able to place the lost tonnage with alternate sources, other than the tons used

PART I
(con'd.)

internally by SWVA. Billet selling prices were higher due to increased scrap prices. In 2001, billet shipments declined, due to poor market conditions and the loss of the major customer referred to earlier. Selling prices for billets were lower, mostly attributable to falling scrap steel costs.
           (xi) During the last three fiscal years, the Registrant was not involved in any material research and development activities.
           (xii) The Parent, Shredded Products and SWVA are subject to federal, state and local environmental laws and regulations concerning, among other matters, wastewater discharge, air emissions, furnace dust disposal and disposal of auto fluff and other wastes. As with similar mills in the industry, the Parent's, and SWVA's, furnaces are classified as generating hazardous waste because they produce certain types of dust containing lead, zinc and cadmium. Near the end of fiscal year 1996, the Parent began treating a portion of its electric arc furnace dust, a hazardous substance, utilizing its own stabilization process. Significant savings are being realized as this process replaces off-site and more expensive treatment methods that had been used through a contract with an approved waste disposal firm. SWVA currently collects and handles its furnace waste through contracts with a company which reclaims, from the waste dust, certain materials and recycles or disposes of the remainder. Shredded Products operates an approved landfill for use in disposal of its waste products associated with its auto shredding operations. The Registrant believes it is in substantial compliance with applicable federal, state and local regulations. However, future changes in regulations may require expenditures which could adversely affect earnings in subsequent years.
           The Registrant has constructed over the years pollution control equipment at a net aggregate cost of over $9,900,000. Annual operating expenses and depreciation of all pollution control equipment and waste disposal costs are in excess of $3,000,000 in the aggregate. The Registrant is expected to spend approximately $10,000,000 for additional pollution control and waste disposal equipment and facilities during subsequent fiscal years. Adoption of the Clean Air Act Amendments of 1990, or any other environmental concerns, is not anticipated to have a materially adverse effect on the Registrant's operations, capital resources or liquidity, nor should any incremental increase in capital expenditures occur due to the Act.
           See Note 8, "Commitments and Contingent Liabilities", in Notes to Consolidated Financial Statements contained in the Registrant's 2001 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.
           (xiii) At October 31, 2001, the Registrant employed 493 persons at its Roanoke plant, with no employment at its Salem division, idle since mid-1991. The Registrant's subsidiaries, Steel of West Virginia, Inc., John W. Hancock, Jr., Inc., Socar, Incorporated, Shredded Products Corporation and RESCO Steel Products Corporation employed 424, 287, 266, 59 and 44 persons, respectively.

PART I
(con'd.)

           (d) Financial Information about Foreign and Domestic Operations and Export Sales.

                When the Registrant's billet production exceeds its required needs, this semi-finished product is offered for sale. During past years, a portion of the excess billets has been sold to brokers who represent foreign purchasers. During fiscal years 1999, 2000 and 2001, the Registrant did not make any foreign sales of excess billets. However, the SWVA subsidiary sold a small percentage of its products to foreign markets during these years. The information required by this paragraph by geographical area, as to foreign and domestic operations, is not provided since it is identical to the table in paragraph (b) with virtually all information pertaining to the United States.

ITEM 2. PROPERTIES

                The Registrant owns 72 acres situated in the City of Roanoke, Virginia, which comprises its main plant, of which 25 acres are used to provide 364,500 square feet of manufacturing space with an annual billet capacity of approximately 650,000 tons and rolling mill capacity of 400,000 tons. A 30 acre site is owned in Salem, Virginia, of which 10 acres were used to provide 51,355 square feet of manufacturing space, until March 1991, when the plant was idled. The Registrant acquired in 1991 a 447 acre tract of land in Franklin County, Virginia, 100 acres of which were transferred to Shredded Products Corporation in a move of shredding operations from its Montvale location. Part of this new Shredded Products property is being used as an approved industrial landfill. The remaining 347 acres of this land, 130 acres of which were sold in 1995, 1997, 1998, 1999 and 2001, is being marketed as an industrial park for Franklin County.
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
                Socar, Incorporated and its subsidiary are located in Florence, South Carolina, and in Continental, Ohio. The Florence facility is located on a 28 acre site owned by Socar, Incorporated, 16 acres of which are regularly used in its operations. Buildings on the site contain 93,359 square feet of floor space. The plant located on a 32 acre site in Continental, Ohio, owned by Socar, Incorporated, has 86,400 square feet of floor space in manufacturing buildings, situated on 8 acres regularly used in its operations.

PART I
(con'd.)

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

ITEM 3. LEGAL PROCEEDINGS

                None.

                See Note 8, "Commitments and Contingent Liabilities", in Notes to Consolidated Financial Statements contained in the Registrant's 2001 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year covered.

EXECUTIVE OFFICERS OF THE REGISTRANT

                Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on February 19, 2002.
                The names, ages and positions of all of the executive officers of the Registrant as of October 31, 2001 are listed below with their business experience with the Registrant for the past five years. Officers are elected annually by the Board of Directors at the first meeting of directors following the annual meeting of shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.
                Thomas J. Crawford, 46, has served as Secretary of the Registrant since January 1985 and as Vice President-Administration since February 1998; prior thereto, he had served as Assistant Vice President since January 1993, as Manager of Inside Sales since 1984 and as a Sales Representative since 1977. He has 24 years of service with the Registrant.

PART I
(con'd.)

                Timothy R. Duke, 50, has served as President and Chief Executive Officer of Steel of West Virginia, Inc. ("SWVA"), a wholly-owned subsidiary of the Registrant, since July 1997; prior thereto, he had served as President and Chief Operating Officer of SWVA since October 1996 and as Vice President, Treasurer and Chief Financial Officer of SWVA since February 1988. He has 14 years of service with SWVA.
                Donald R. Higgins, 56, has served as Vice President - Sales of the Registrant since January 1986; prior thereto, he had served as General Sales Manager since 1984 and Assistant Sales Manager since 1978. He has 36 years of service with the Registrant.
                John E. Morris, 60, has served as Vice President - Finance of the Registrant since October 1988 and as Assistant Treasurer since 1985; prior thereto, he had served as Controller since 1971. He has 30 years of service with the Registrant.
                Donald G. Smith, 66, has served as Chairman of the Board of the Registrant since February 1989, as Chief Executive Officer since November 1986, as President and Treasurer since January 1985 and as Director of the Registrant since April 1984; prior thereto, he had served as Vice President - Administration since September 1980 and as Secretary since January 1967. He has 44 years of service with the Registrant.

FORWARD-LOOKING STATEMENTS

                From time to time, the Registrant may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Registrant notes that a variety of factors could cause the Registrant's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Registrant's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Registrant's business include economic and industry conditions, availability and prices of supplies, prices of steel products, domestic and foreign competition, governmental regulations, interest rates, inflation, labor relations, environmental concerns, and others.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

                The specific information required by this item is incorporated by reference to the information under the heading "Stock Activity" in the 2001 Annual Report to Stockholders. The Registrant did not, during fiscal year 2001, make any sale of securities not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                The specific information required by this item is incorporated by reference to the information under the heading "Selected Financial Data" in the 2001 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

                The specific information required by this item is incorporated by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The specific information required by this item is incorporated by reference to the information under the headings "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The specific information required by this item is incorporated by reference to the information under the headings "Independent Auditors' Report", "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in the 2001 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

                None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The specific information required by this item is incorporated by reference to the information under the heading "Information Concerning Directors and Nominees" in the Proxy Statement dated December 26, 2001, as filed with the Securities and Exchange Commission (the "Commission"), or is included under the heading "Executive Officers of the Registrant" in Part I of this filing on Form 10-K. The disclosure required by Item 405 of Regulation S-K is not applicable.

ITEM 11. EXECUTIVE COMPENSATION

                The specific information required by this item is incorporated by reference to the information under the headings "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Performance Graph" and "Board of Directors and Committees -- Director Compensation" in the Proxy Statement dated December 26, 2001, as filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The specific information required by this item is incorporated by reference to the information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement dated December 26, 2001, as filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                (a) The following documents are filed as a part of this report:

                     (1) The following financial statements filed as part of the 2001 Annual Report to Stockholders are incorporated herein by reference:

                                (a) Consolidated Balance Sheets

                                (b) Consolidated Statements of Stockholders' Equity and Comprehensive Earnings (Loss)

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

PART IV
(con'd.)

                     (2) Pursuant to Regulation S-K, the following Exhibit Index is added immediately preceding the exhibits filed as part of the subject Form 10-K:

                                                                        EXHIBIT INDEX
EXHIBIT NO.	EXHIBIT	PAGE

(3)	(a) Articles of Incorporation, as amended	20
		Incorporated by reference

	(b) By-Laws, as amended	21

(4)	Instruments Defining the Rights of Security Holders	22

(10)	*(a) Executive Officer Incentive Arrangement	23
		Incorporated by reference

	*(b) Roanoke Electric Steel Corporation
	Employees' Stock Option Plan	23
		Incorporated by reference
	*(c) Roanoke Electric Steel Corporation
	Non- Employee Directors' Stock Option Plan	23
		Incorporated by reference

	*(d) Roanoke Electric Steel Corporation Severance Agreements	23
		Incorporated by reference

	*(e) SWVA Collective Bargaining Agreement	23
		Incorporated by reference

	*(f) SWVA Employee Agreement with Timothy R. Duke	23
		Incorporated by reference

(13)	2001 Annual Report to Stockholders	24

(21)	Subsidiaries of the Registrant	25

(23)	Independent Auditor's Consent	26

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

Date: January 15, 2002
                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Title	Date

Donald G. Smith	January 15, 2002
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Executive Officer, Principal
Financial Officer and Director)

John E. Morris	January 15, 2002
John E. Morris, Vice President - Finance
and Assistant Treasurer (Principal
Accounting Officer)

George B. Cartledge, Jr.	January 15, 2002
George B. Cartledge, Jr. Director

Thomas L. Robertson	January 15, 2002
Thomas L. Robertson Director

Charles I. Lunsford, II	January 15, 2002
Charles I. Lunsford, II Director

Paul E. Torgersen	January 15, 2002
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

                (d) The number of shares outstanding and the number of shares entitled to vote on the amendment was 560,000 shares; all shares being common stock of no par value, there was no class entitled to vote thereon as a class.

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

                C. The meeting of the Board of Directors at which the Amendmentwas found to be in the best interest of the Corporation was held on the 15 day of April, 1997.

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

OF ROANOKE ELECTRIC STEEL CORPORATION

                Pursuant to Section 13.1-714 of the Code of Virginia and Article VII of the Bylaws of Roanoke Electric Steel Corporation, the Board of Directors of Roanoke Electric Steel Corporation executes Articles of Amendment to its Bylaws as follows:

                A. The name of the Corporation is Roanoke Electric Steel Corporation.

                B. The Amendment so adopted (the "Amendment") amends Section 1 of Article III to read as follows:

                                  "Section 1 - Number and Term of Office. The number of directors of the Corporation shall be eight. The directors shall be divided into three classes (A, B and C) as nearly equal in number as possible. The initial term of office for members of Class A shall expire at the annual meeting of stockholders in 1997; the initial term of office for members of Class B shall expire at the annual meeting of stockholders in 1998; and the initial term of office for members of Class C shall expire at the annual meeting of stockholders in 1999. At each annual meeting of stockholders following such initial classification and election, directors elected to succeed those directors whose terms expire after their election shall continue to hold office until their respective successors are elected and qualified."

                C. The meeting of the Board of Directors at which the Amendment was found to be in the best interest of the Corporation was held on the 18 day of December, 2001.

                Witness the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 18 day of December, 2001.

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

Thomas J. Crawford
    Secretary

EXHIBIT NO. 4

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

                Pursuant to Item 601(b) (4) (iii) of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission, upon request, copies of the instruments defining the rights of holders of the long-term debt of Roanoke Electric Steel Corporation and its subsidiaries described in its 2001 Annual Report to Stockholders and Form 10-K.

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

EXHIBIT NO. 13

2001 ANNUAL REPORT TO STOCKHOLDERS

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

EXHIBIT NO. 23

INDEPENDENT AUDITORS' CONSENT

Roanoke Electric Steel Corporation:

We consent to the incorporation by reference in Registration Statement Nos. 33-27359, 33-35243, 333-25299 and 333-49525 of Roanoke Electric Steel Corporation on Form S-8 of our report dated November 16, 2001, incorporated by reference in the Annual Report on Form 10-K of Roanoke Electric Steel Corporation for the year ended October 31, 2001.

Deloitte & Touche LLP

Raleigh, North Carolina
January 18, 2002