Form 10-Q
period 2002-01-31
ROANOKE ELECTRIC STEEL CORP
filed 2002-03-14
CIK 84278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

Yes     x    No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of
January 31, 2002.

10,912,188 Shares outstanding

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

CONTENTS

Page
1. Part I - Financial Information	3 - 13
Item 1. Financial Statements

a. Consolidated Balance Sheets	3
b. Consolidated Statements of Earnings (Loss)	4
c. Consolidated Statements of Cash Flows	5
d. Notes to Consolidated Financial Statements	6 - 9
e. Independent Accountants' Report	10

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	11 - 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

2. Part II - Other Information	14
Item 1. Legal Proceedings	14
Item 6. Exhibits and Reports on Form 8-K	14

3. Signatures	15

4. Exhibit Index pursuant to Regulation S-K	16

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Balance Sheets
ASSETS
	(Unaudited)
	January 31,	October 31,
	2002	2001
CURRENT ASSETS
Cash and cash equivalents	$12,740,504	$26,106,683
Investments	12,721,220	12,477,755
Accounts receivable, net of allowances of
$2,488,212 in 2002 and $2,551,000 in 2001	39,476,147	41,954,349
Refundable income taxes	3,957,487	1,749,696
Inventories	55,113,351	62,689,319
Prepaid expenses	1,727,005	1,011,674
Deferred income taxes	5,507,263	5,602,455
Total current assets	131,242,977	151,591,931

PROPERTY, PLANT AND EQUIPMENT
Land	8,010,036	8,010,036
Buildings	43,602,236	43,563,921
Other property and equipment	196,123,607	195,239,094
Assets under construction	2,697,858	2,986,435
Total	250,433,737	249,799,486
Less--accumulated depreciation	103,973,249	99,849,499
Property, plant and equipment, net	146,460,488	149,949,987
GOODWILL	13,868,647	13,868,647
OTHER ASSETS	1,447,353	1,476,213
TOTAL ASSETS	$293,019,465	$316,886,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,792,755	$15,039,488
Accounts payable	17,733,994	18,061,711
Dividends payable	1,091,219	1,091,156
Employees' taxes withheld	336,895	246,008
Accrued profit sharing contribution	164,022	786,937
Accrued wages and expenses	9,333,936	11,446,999
Total current liabilities	32,452,821	46,672,299
LONG-TERM DEBT
Notes payable	93,864,942	108,874,521
Less--current portion	3,792,755	15,039,488
Total long-term debt	90,072,187	93,835,033
DEFERRED INCOME TAXES	30,322,057	29,833,680
OTHER LIABILITIES	6,406,604	7,939,582
STOCKHOLDERS' EQUITY
Common stock--no par value--authorized 20,000,000 shares,
issued 12,185,302 shares in 2002 and 12,184,677 in 2001	4,073,328	4,066,765
Retained earnings	132,589,618	138,555,379
Accumulated other comprehensive loss	(2,079,282)	(3,198,092)
Total	134,583,664	139,424,052
Less--treasury stock, 1,273,114 shares -- at cost	817,868	817,868
Total stockholders' equity	133,765,796	138,606,184
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$293,019,465	$316,886,778

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION
Consolidated Statements of Earnings (Loss)

	(Unaudited)
	Three Months Ended
	January 31,
	2002	2001

SALES	$57,939,910	$74,771,535
COST OF SALES	58,594,675	65,144,376
GROSS EARNINGS (LOSS)	(654,765)	9,627,159

OTHER OPERATING EXPENSES
Administrative	5,616,040	6,420,753
Interest, net	1,707,949	1,785,274
Profit sharing	149,500	384,216
Total	7,473,489	8,590,243

EARNINGS (LOSS) BEFORE INCOME TAXES	(8,128,254)	1,036,916

INCOME TAX EXPENSE (BENEFIT)	(3,253,712)	412,279
NET EARNINGS (LOSS)	$(4,874,542)	$624,637

Net earnings (loss) per share of common stock:
Basic	$(0.45)	$0.06
Diluted	$(0.45)	$0.06

Cash dividends per share of common stock	$0.10	$0.10

Weighted average number of common shares outstanding :
Basic	10,912,052	10,901,063
Diluted	10,955,246	10,916,163

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION
Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended
	January 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(4,874,542)	$624,637
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Deferred compensation liability	36,617	(10,851)
Postretirement liabilities	57,108	78,478
Depreciation and amortization	4,176,849	4,417,853
Loss on sale of investments and property, plant and equipment	1,344	13,756
Deferred income taxes	(162,304)	134,000
Changes in assets and liabilities which provided
(used) cash, exclusive of changes shown separately	4,396,220	(414,026)
Net cash provided by operating activities	3,631,292	4,843,847

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(634,251)	(1,144,521)
Proceeds from sale of property, plant and equipment	---	500
(Purchase) sale of investments	(256,956)	441,344
Other	(12,092)	8,956
Net cash used in investing activities	(903,299)	(693,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(1,091,219)	(1,090,106)
Increase in dividends payable	63	---
Proceeds from exercise of common stock options	6,563	---
Payment of funded debt	(15,009,579)	(3,758,847)
Net cash used in financing activities	(16,094,172)	(4,848,953)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,366,179)	(698,827)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,106,683	15,068,443
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,740,504	$14,369,616

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
(USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$2,478,202	$4,596,109
(Increase) decrease in refundable income taxes	(2,207,791)	64,603
(Increase) decrease in inventories	7,575,968	1,373,169
(Increase) decrease in prepaid expenses	(715,331)	(139,682)
Increase (decrease) in accounts payable	(327,717)	(247,771)
Increase (decrease) in employees' taxes withheld	90,887	(115,778)
Increase (decrease) in accrued profit sharing contribution	(622,915)	(3,030,681)
Increase (decrease) in accrued wages and expenses	(1,875,083)	(2,913,995)
Total	$4,396,220	$(414,026)

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Consolidated Financial Statements

January 31, 2002

Note 1.	In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 31, 2002 and the results of operations and cash flows for the three months ended January 31, 2002 and 2001.

Note 2.	Inventories include the following major classifications:

	(Unaudited)
	January 31,	October 31,
	2002	2001
Scrap steel	$4,688,465	$4,162,011
Melt supplies	2,756,421	2,908,676
Billets	5,983,035	6,927,793
Mill supplies	4,403,531	4,083,757
Work-in-process	5,199,721	5,576,565
Finished steel	32,082,178	39,030,517
Total inventories	$55,113,351	$62,689,319

Note 3.	Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Basic earnings (loss) per share and diluted earnings (loss) per share calculated in accordance with SFAS No. 128 are presented in the consolidated statements of earnings (loss).

Note 4.	The components of comprehensive income (loss) were as follows:

	(Unaudited) Three Months Ended January 31,

	2002	2001
Net earnings (loss)	$(4,874,542)	$624,637
Cumulative effect of change in accounting
for derivative financial instruments	---	1,663,516

Change in derivative financial instruments	1,118,810	(1,808,666)
Total comprehensive income (loss)	$(3,755,732)	$479,487

Note 5.	The Company's business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and reinforcing bars and billets.

	Financial Information Relating to Classes of Products

	(Unaudited) Three Months Ended January 31,

	2002	2001
Sales to unaffiliated customers:
Merchant steel and
specialty steel sections	$36,809,747	$44,942,549
Bar joists and rebar	18,953,947	28,584,876
Billets	2,176,216	1,244,110
Total consolidated sales	$57,939,910	$74,771,535

Note 6.	Supplemental cash flow information:

	(Unaudited)
	Three Months Ended
	January 31,
	2002	2001
Cash paid (refunded) during the period for:
Interest	$2,027,840	$2,225,934
Income taxes (net of cash received)	$(883,617)	$213,676

Note 7.	In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, establishing standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Effective November 1, 2000, the Company adopted SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect earnings adjustment, after applicable taxes, of $1,663,516 in other comprehensive income to recognize the fair value of all derivatives designated as cash-flow hedging instruments.

For certain hedging relationships, SFAS 133 eliminates special accounting formerly provided by U.S. GAAP. The Company has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. Since the Company's current swap agreements meet the required criteria necessary to use special hedge accounting, the Company recorded a $976,022 after-tax earnings adjustment and a $1,808,666 after-tax loss adjustment, for the quarters ended January 31, 2002 and 2001, respectively, through other comprehensive income (loss), as a result of the change in the fair value of these swap instruments. Due to fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Company plans to continue its practice of economically hedging various components of its debt.  However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings or other comprehensive income (loss).

During the quarter ended July 31, 2001, the Company entered into derivative financial instruments to minimize the exposure of price risk related to certain natural gas purchases used in the manufacturing process. The contracts used to mitigate the price risk related to natural gas purchases are designated as effective cash flow hedges for a portion of the natural gas usage over the next twelve months. Unrealized gains and losses associated with marking the contracts to market are recorded as a component of other comprehensive income (loss) and included in the stockholders' equity section of the balance sheet as part of accumulated comprehensive income (loss). These gains and losses are recognized in earnings in the month in which the related natural gas is used, or in the month a hedge is determined to be ineffective. For the quarter ended January 31, 2002, the Company recorded a $142,788 after-tax earnings adjustment, through other comprehensive income (loss), related to future transactions, which are expected to be recognized in earnings within the one-year contract term. There were no ineffective hedges for the period ended January 31, 2002.

Note 8.	In June 2001, SFAS No. 141, "Business Combinations", was issued, establishing accounting and reporting standards for all business combinations initiated after June 30, 2001 and establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 eliminates the pooling-of-interest method of accounting and requires all acquisitions consummated subsequent to June 30, 2001 to be accounted for under the purchase method. Our previous acquisitions have been accounted for under the purchase method, and therefore, the November 1, 2001 Company adoption of SFAS 141 had no material impact on our results of operations and financial condition.

Note 9.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was issued, addressing financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At fiscal year end October 31, 2001, the Company had net goodwill of $13,868,647 and had incurred $809,848 in goodwill amortization in the statement of operations for the year then ended. The Company early adopted SFAS 142 on November 1, 2001 and subsequently ceased goodwill amortization. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of the new standard and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded retroactively as a cumulative effect of a change in accounting principle for the quarter ended April 30, 2002. Subsequent impairment losses, if any, will be reflected in operating income in the statement of earnings.

Had the Company been accounting for its goodwill and other intangible assets under SFAS 142 for the periods presented, the Company's net earnings (loss) and earnings (loss) per share would have been as follows:

	(Unaudited) Three Months Ended January 31,

	2002	2001

Reported net earnings (loss)	$(4,874,542)	$624,637
Add: goodwill amortization,
net of tax	---	202,462
Pro forma adjusted net earnings (loss)	$(4,874,542)	$827,099

Basic and diluted net earnings (loss) per share:
Reported net earnings (loss)	$(0.45)	$0.06
Goodwill amortization, net of tax	---	0.02
Pro forma adjusted basic and diluted
net earnings (loss) per share	$(0.45)	$0.08

Note 10.	In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, establishing an accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadening the presentation of discontinued operations to include more disposal transactions. Adoption of this statement is required for fiscal years beginning after December 15, 2001. The Company is in the process of reviewing the impact this standard may have on its operations and financial position.

    INDEPENDENT ACCOUNTANTS' REPORT

    Board of Directors
    Roanoke Electric Steel Corporation

    We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation (the "Corporation") and subsidiaries as of January 31, 2002, and the related consolidated statements of earnings (loss) and cash flows for the three-month periods ended January 31, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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

    We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of October 31, 2001, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings (loss), and cash flows for the year then ended (not presented herein); and in our report dated November 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

    As discussed in Note 9 to the consolidated financial statements, effective November 1, 2001, the Corporation changed its method of accounting for goodwill and other intangible assets.

    Deloitte & Touche LLP
    Raleigh, North Carolina
    February 25, 2002

    PART I - ITEM 2

    MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of earnings (loss).

    A summary of the period to period changes in the principal items included in the consolidated statements of earnings (loss) is shown below:

	Comparison of Increases (Decreases)
	Three Months Ended January 31, 2002 and 2001

	Amount	Percent
Sales	(16,831,625)	(22.5)
Cost of Sales	(6,549,701)	(10.1)
Administrative Expenses	(804,713)	(12.5)
Interest Expense	(77,325)	(4.3)
Profit Sharing Expense	(234,716)	(61.1)
Earnings (Loss) before Income Taxes	(9,165,170)	**
Income Tax Expense (Benefit)	(3,665,991)	**
Net Earnings (Loss)	(5,499,179)	**

** Cannot be calculated

    Sales for the quarter decreased, due mainly to declines in selling prices for merchant bar products, specialty steel sections, billets and fabricated products, together with reductions in shipment levels for specialty steel and fabricated products. However, sales were favorably affected by increased tons shipped of bar products and billets. Further pressure from foreign and domestic competition drove merchant bar selling prices even lower than the already severely depressed levels. Even though business conditions within the steel industry continued to deteriorate, merchant bar shipments increased, due to new product offerings and declining inventory levels at steel service centers. Average selling prices declined for specialty steel sections, due mainly to heightened domestic competition, particularly within a major market segment, and product mix. Shipments of specialty products were down for the period as a result of softened demand, caused by depressed economic conditions within certain niche markets. Billet selling prices were lower for the quarter, primarily, due to reductions in scrap prices which normally trigger changes in billet pricing. Improved demand and lower excess billet availability in the market resulted in the increased billet shipments. The decline in fabricated product selling prices for the period was caused by intense competition within the commercial construction industry. Poor business conditions, which caused a dramatic slowdown in construction activity, resulted in the reduced fabricated product shipments during the period. Cost of sales declined, mainly, as a result of the decreased tons shipped for specialty steel products and fabricated products, together with a reduction in the cost of scrap steel, our main raw material, in spite of increased bar and billet shipments. Gross profit as a percentage of sales was negative for the quarter, primarily, as a result of the lower selling prices for all product classes and the effects of decreased production levels on costs, in spite of the lower scrap costs. The lower output was partially due to production schedules being curtailed to reduce inventories and build backlogs. The decline in gross profit margins at the reduced shipment levels caused the reductions in gross profit and net earnings for the quarter. Administrative expenses decreased due, mainly, to reduced executive and other management compensation, and lower expenses for professional fees, travel and contributions, which more than offset higher insurance expenses. The November 1, 2001 adoption of the new accounting standard for intangibles eliminated goodwill amortization during the current quarter, and contributed significantly to the reduction in administrative expenses. Administrative expenses, as a percentage of sales, rose from 8.6% in 2001 to 9.7% in 2002, resulting from the significant drop in sales. Interest expense decreased, primarily, due to reduced average borrowings, which more than offset lower interest income and higher average interest rates. Profit sharing expense is based on earnings before income taxes in accordance with the provisions of various plans. For the quarter, one plan provided no benefits due to losses, while the other plans accrued benefits, as a result of incurred earnings. The effective income tax rate was relatively constant for the quarter, as compared to last year.

    Working capital decreased $6,129,476 during the period to $98,790,156 mainly as a result of capital expenditures, dividends and long-term debt maturities amounting to $634,251, $1,091,219 and $3,759,579, respectively, together with negative working capital used in operations. The current ratio of 4.0 to 1 and the quick ratio of 2.1 to 1 both indicate very strong liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments total $25,461,724, and combined with cash flows from operations, should provide the liquidity and capital resources necessary to remain competitive, fund operations and meet required debt retirement. However, the Company modified certain provisions of its credit agreement in January, 2002. The modification resulted in the elimination of our unused $30,000,000 revolving credit facility, the prepayment of $11,250,000 of debt and higher interest rate spreads, which will negatively affect future liquidity, capital resources and earnings. Also, the modification made certain financial covenants less restrictive and lowered total funded debt to $93,864,942.

    At January 31, 2002, there were commitments for the purchase of property, plant and equipment of approximately $90,000. These commitments, together with current debt maturities, will affect working capital and future liquidity and will be financed from internally generated funds and existing cash reserves. .

    During the quarter, the ratio of debt to equity decreased to 1.2 to 1, and the percentage of long-term debt to total capitalization declined to 40.2%, due to current maturities of $3,759,579 reducing long-term debt to $90,072,187. Stockholders' equity declined to $133,765,796 as the net loss of $4,874,542 and dividends of $1,091,219 exceeded the recognition of an unrealized gain on hedging financial instruments of $1,118,810.

    From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include economic and industry conditions, availability and prices of supplies, prices of steel products, foreign and domestic competition, governmental regulations, interest rates, inflation, labor relations, environmental concerns, and others.

    PART I - ITEM 3

    QUANTITATIVE AND QUALITATIVE DISCLOSURES
    ABOUT MARKET RISK

    Quantitative and qualitative information about market risk was addressed in Form 10-K for fiscal year ended October 31, 2001, as previously filed with the commission. There has been no material changes to that information required to be disclosed in this 1st quarter 10-Q filing, except the required disclosure for SFAS No. 133, as reported in Note 7.

    PART II - OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS.

      To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by the Registrant on Form 10-K for fiscal year ended October 31, 2001, as previously filed with the Commission.

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

ROANOKE ELECTRIC STEEL CORPORATION
Registrant

Date	February 25, 2002	Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Financial Officer)

Date	February 25, 2002	John E. Morris
John E. Morris, Vice President-Finance
and Assistant Treasurer
(Chief Accounting Officer)

    EXHIBIT INDEX

Exhibit No.	Exhibit	Page

NONE