Form 10-Q
period 2002-04-30
ROANOKE ELECTRIC STEEL CORP
filed 2002-06-14
CIK 84278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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

Yes  x      No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 2002.

10,942,813 Shares outstanding

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Balance Sheets
ASSETS
	(Unaudited)
	April 30,	October 31,
	2002	2001
CURRENT ASSETS
Cash and cash equivalents	$18,090,798	$26,106,683
Investments	13,373,067	12,477,755
Accounts receivable, net of allowances of
$2,433,121 in 2002 and $2,551,000 in 2001	36,930,643	41,954,349
Refundable income taxes	2,529,855	1,749,696
Inventories	58,053,244	62,689,319
Prepaid expenses	1,295,647	1,011,674
Deferred income taxes	5,254,195	5,602,455
Total current assets	135,527,449	151,591,931
PROPERTY, PLANT AND EQUIPMENT
Land	7,977,521	8,010,036
Buildings	44,092,184	43,563,921
Other property and equipment	196,328,557	195,239,094
Assets under construction	2,291,301	2,986,435
Total	250,689,563	249,799,486
Less--accumulated depreciation	108,091,431	99,849,499
Property, plant and equipment, net	142,598,132	149,949,987
GOODWILL	13,868,647	13,868,647
OTHER ASSETS	1,708,682	1,476,213
TOTAL ASSETS	$293,702,910	$316,886,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$7,542,755	$15,039,488
Accounts payable	19,723,596	18,061,711
Dividends payable	1,094,281	1,091,156
Employees' taxes withheld	475,558	246,008
Accrued profit sharing contribution	55,310	786,937
Accrued wages and expenses	8,850,714	11,446,999
Total current liabilities	37,742,214	46,672,299
LONG-TERM DEBT
Notes payable	93,855,170	108,874,521
Less--current portion	7,542,755	15,039,488
Total long-term debt	86,312,415	93,835,033
DEFERRED INCOME TAXES	30,228,072	29,833,680
OTHER LIABILITIES	6,171,827	7,939,582
STOCKHOLDERS' EQUITY
Common stock--no par value--authorized 20,000,000 shares,
issued 12,215,927 shares in 2002 and 12,184,677 in 2001	4,394,889	4,066,765
Retained earnings	131,270,976	138,555,379
Accumulated other comprehensive loss	(1,599,615)	(3,198,092)
Total	134,066,250	139,424,052
Less--treasury stock, 1,273,114 shares -- at cost	817,868	817,868
Total stockholders' equity	133,248,382	138,606,184
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$293,702,910	$316,886,778

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Earnings (Loss)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2002	2001	2002	2001

SALES	$64,118,964	$77,925,125	$122,058,874	$152,696,660
COST OF SALES	57,816,757	69,283,787	116,411,432	134,428,163
GROSS EARNINGS	6,302,207	8,641,338	5,647,442	18,268,497

OTHER OPERATING EXPENSES (INCOME)
Administrative	5,612,912	6,513,273	11,228,952	12,934,026
Interest, net	1,159,418	1,472,244	2,867,367	3,257,518
Profit sharing	(92,582)	(94,209)	56,918	290,007
Antitrust litigation settlement	---	(700,991)	---	(700,991)
Total	6,679,748	7,190,317	14,153,237	15,780,560
EARNINGS (LOSS) BEFORE INCOME TAXES	(377,541)	1,451,021	(8,505,795)	2,487,937
INCOME TAX EXPENSE (BENEFIT)	(153,180)	578,302	(3,406,892)	990,581
NET EARNINGS (LOSS)	$(224,361)	$872,719	$(5,098,903)	$1,497,356

Net earnings (loss) per share of common stock:
Basic	$(0.02)	$0.08	$(0.47)	$0.14
Diluted	$(0.02)	$0.08	$(0.47)	$0.14

Cash dividends per share of common stock	$0.10	$0.10	$0.20	$0.20
Weighted average number of common
shares outstanding :
Basic	10,940,025	10,910,198	10,925,807	10,905,555
Diluted	10,975,991	10,951,559	10,965,713	10,931,467

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended
	April 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(5,098,903)	$1,497,356
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Deferred compensation liability	42,213	(15,571)
Postretirement liabilities	104,357	128,464
Depreciation and amortization	8,508,452	8,639,491
Loss on sale of investments and property, plant and equipment	1,392	21,692
Deferred income taxes	(323,000)	301,000
Changes in assets and liabilities which provided
(used) cash, exclusive of changes shown seperately	8,029,822	5,236,080
Net cash provided by operating activities	11,264,333	15,808,512

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(930,874)	(2,665,250)
Proceeds from sale of property, plant and equipment	32,515	4,400
(Purchase) sale of investments	(917,438)	1,820,182
Other	(19,345)	37,571
Net cash used in investing activities	(1,835,142)	(803,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(2,185,500)	(2,181,262)
Increase in dividends payable	3,125	1,050
Proceeeds from exercise of common stock options	328,124	98,000
Payment of funded debt	(15,019,351)	(7,517,872)
Loan costs	(316,474)	---
Interest rate swap termination fee	(255,000)	---
Net cash used in financing activities	(17,445,076)	(9,600,084)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,015,885)	5,405,331
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,106,683	15,068,443
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,090,798	$20,473,774

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
(USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$5,023,706	$2,244,866
(Increase) decrease in refundable income taxes	(780,159)	332,867
(Increase) decrease in inventories	4,636,075	7,685,274
(Increase) decrease in prepaid expenses	(283,973)	29,113
Increase (decrease) in accounts payable	1,661,885	(191,312)
Increase (decrease) in employees' taxes withheld	229,550	24,109
Increase (decrease) in accrued profit sharing contribution	(731,627)	(3,139,268)
Increase (decrease) in accrued wages and expenses	(1,725,635)	(1,749,569)
Total	$8,029,822	$5,236,080

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Consolidated Financial Statements

April 30, 2002

Note 1.	In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 2002 and the results of operations for the three months and six months ended April 30, 2002 and 2001 and cash flows for the six months ended April 30, 2002 and 2001.

Note 2.	Inventories include the following major classifications:

	(Unaudited)
	April 30,	October 31,
	2002	2001
Scrap steel	$4,568,643	$4,162,011
Melt supplies	2,570,024	2,908,676
Billets	4,810,657	6,927,793
Mill supplies	4,511,504	4,083,757
Work-in-process	4,505,560	5,576,565
Finished steel	37,086,856	39,030,517
Total inventories	$58,053,244	$62,689,319

Note 3.	Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Basic earnings (loss) per share and diluted earnings (loss) per share calculated in accordance with SFAS No. 128 are presented in the consolidated statements of earnings (loss).

Note 4.	The components of comprehensive income (loss) were as follows:

	(Unaudited) Three Months Ended April 30,		(Unaudited) Six Months Ended April 30,

	2002	2001	2002	2001
Net earnings (loss)	$(224,361)	$872,719	$(5,098,903)	$1,497,356
Cumulative effect of change
in accounting for derivative
financial instruments	---	---	---	1,663,516
Change in derivative financial
instruments	279,175	(273,380)	1,397,985	(2,082,046)
Amortization of past hedging
relationships	200,492	---	200,492	---
Total comprehensive income (loss)	$255,306	$599,339	$(3,500,426)	$1,078,826

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

	Financial Information Relating to Classes of Products

	(Unaudited) Three Months Ended April 30,		(Unaudited) Six Months Ended April 30,

	2002	2001	2002	2001
Sales to unaffiliated customers:
Merchant steel and
specialty steel sections	$41,561,916	$49,411,257	$78,371,663	$94,353,806
Bar joists and rebar	17,566,161	26,627,530	36,520,108	55,212,406
Billets	4,990,887	1,886,338	7,167,103	3,130,448
Total consolidated sales	$64,118,964	$77,925,125	$122,058,874	$152,696,660

Note 6.	Supplemental cash flow information:
	(Unaudited)
	Six Months Ended
	April 30,
	2002	2001
Cash paid (refunded) during the period for:
Interest	$3,440,244	$4,121,004
Income taxes (net of cash received)	$(2,303,733)	$356,714

Note 7.

Effective November 1, 2000, the Company adopted SFAS No. 133. In the 2001 first quarter, in accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect earnings adjustment, after applicable taxes, of $1,663,516 in other comprehensive income to recognize the fair value of all derivatives designated as cash-flow hedging instruments.

For certain hedging relationships, SFAS 133 eliminates special accounting formerly provided by U.S. GAAP. The Company has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. Since the Company's current swap agreements meet the required criteria necessary to use special hedge accounting, the Company recorded a $875,595 after-tax earnings adjustment and a $2,082,046 after-tax loss adjustment, for the six month periods ended April 30, 2002 and 2001, respectively, through other comprehensive income (loss), as a result of the change in the fair value of these swap instruments. For the quarters ended April 30, 2002 and 2001, these after-tax adjustments totaled losses of $100,427 and $273,380, respectively. As of April 1, 2002, the Company effected an early termination, or unwind, of its interest rate swap agreements, resulting in the conversion of fixed-rate debt into variable-rate borrowings. This swap unwind created a termination fee of $3,000,179 due the Lender, to be paid over the remaining term of the debt. For the quarter and six months ended April 30, 2002, the reclassification, and subsequent amortization, of these past hedging relationships resulted in the Company recording an after-tax earnings adjustment of $200,492 through other comprehensive income (loss). Due to fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Company plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings or other comprehensive income (loss).

Effective May 1, 2001, the Company entered into derivative financial instruments to minimize the exposure of price risk related to certain natural gas purchases used in the manufacturing process. The contracts used to mitigate the price risk related to natural gas purchases were designated as effective cash flow hedges for a portion of the natural gas usage over the next twelve months. Unrealized gains and losses associated with marking the contracts to market were recorded as a component of other comprehensive income (loss) and included in the stockholders' equity section of the balance sheet as part of accumulated comprehensive income (loss). These gains and losses were recognized in earnings in the month in which the related natural gas was used, or in the month a hedge was determined to be ineffective. For the quarter and six months ended April 30, 2002, the Company recorded after-tax earnings adjustments of $379,602 and $522,390, respectively, through other comprehensive income (loss), related to future transactions, which were expected to be recognized in earnings within the one-year contract term. The cash flow hedge became ineffective on April 30, 2002, with the maturity, and termination, of both the gas and commodity derivative contracts.

Note 8.	In June 2001, SFAS No. 141, "Business Combinations", was issued, establishing accounting and reporting standards for all business combinations initiated after June 30, 2001 and establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 eliminates the pooling-of-interest method of accounting and requires all acquisitions consummated subsequent to June 30, 2001 to be accounted for under the purchase method. The Company's previous acquisitions have been accounted for under the purchase method, and therefore, the November 1, 2001 Company adoption of SFAS 141 had no material impact on its results of operations and financial condition.

Note 9.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued, addressing financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and, instead, requires goodwill to be tested for impairment, at least annually, and more frequently if an event occurs which indicates the goodwill may be impaired. At fiscal year end October 31, 2001, the Company had net goodwill of $13,868,647 and had incurred $809,848 in goodwill amortization in the statement of operations for the year then ended. The Company early adopted SFAS 142 on November 1, 2001 and subsequently ceased goodwill amortization. The Company has completed the first step of the transitional goodwill impairment test and has determined that the fair value exceeded the recorded book value at October 31, 2001 and, thus, no goodwill impairment loss existed. Ongoing, the Company intends to perform its impairment testing during the third quarter of each year. Any subsequent impairment losses, if any, will be reflected in operating income in the statement of earnings.

Had the Company been accounting for its goodwill and other intangible assets under SFAS 142 for the periods presented, the Company's net earnings (loss) and earnings (loss) per share would have been as follows:

	(Unaudited) Three Months Ended April 30,		(Unaudited) Six Months Ended April 30,

	2002	2001	2002	2001
Reported net earnings (loss)	$(224,361)	$872,719	$(5,098,903)	$1,497,356
Add: goodwill amortization, net of tax	---	202,462	---	404,924
Adjusted net earnings (loss)	$(224,361)	$1,075,181	$(5,098,903)	$1,902,280

Basic and diluted net earnings (loss) per share:
Reported net earnings (loss)	$(0.02)	$0.08	$(0.47)	$0.14
Goodwill amortization, net of tax	---	0.02	---	0.03
Adjusted basic and diluted
net earnings (loss) per share	$(0.02)	$0.10	$(0.47)	$0.17

Note 10.	In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, establishing an accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadening the presentation of discontinued operations to include more disposal transactions. Adoption of this statement is required for fiscal years beginning after December 15, 2001. The Company is in the process of reviewing the impact this standard may have on its operations and financial position.

INDEPENDENT ACCOUNTANTS' REPORT

  Board of Directors
  Roanoke Electric Steel Corporation:
  We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation (the "Corporation") and subsidiaries as of April 30, 2002, and the related consolidated statements of earnings (loss) and cash flows for the three-month and six-month periods ended April 30, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.
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
        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Corporation and subsidiaries as of October 31, 2001, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings (loss), and cash flows for the year then ended (not presented herein); and in our report dated November 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
          As discussed in Note 9 to the consolidated financial statements, effective November 1, 2001, the Corporation changed its method of accounting for goodwill and other intangible assets.
              Deloitte & Touche LLP
              Raleigh, North Carolina
                May 24, 2002

                PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of earnings (loss).

                A summary of the period to period changes in the principal items included in the consolidated statements of earnings (loss) is shown below:

	Comparison of Increases (Decreases)
	Three Months Ended April 30,		Six Months Ended April 30,

	2002	2001	2002	2001
	Amount	Percent	Amount	Percent
Sales	(13,806,161)	(17.7)	(30,637,786)	(20.1)
Cost of Sales	(11,467,030)	(16.6)	(18,016,731)	(13.4)
Administrative Expenses	(900,361)	(13.8)	(1,705,074)	(13.2)
Interest Expense	(312,826)	(21.2)	(390,151)	(12.0)
Profit Sharing Expense	1,627	*	(233,089)	(80.4)
Antitrust Settlement Income	(700,991)	*	(700,991)	*
Earnings (Loss) Before Income Taxes	(1,828,562)	*	(10,993,732)	*
Income Tax Expense (Benefit)	(731,482)	*	(4,397,473)	*
Net Earnings (Loss)	(1,097,080)	*	(6,596,259)	*

	* Cannot be calculated

                RESULTS OF OPERATIONS

                Sales decreased for both the six month and three month periods compared, due, mainly, to declines in selling prices for merchant bar products, specialty steel sections, billets and fabricated products, together with reductions in shipment levels for specialty steel and fabricated products. However, sales were favorably affected by increased tons shipped of bar products and billets. Continued pressure from foreign and domestic competition kept merchant bar selling prices depressed for both periods compared. Even though business conditions within the steel industry continued to deteriorate, merchant bar shipments increased, due to new product offerings and declining inventory levels at steel service centers. During both periods compared, average selling prices dropped for specialty steel sections, due, mainly, to heightened domestic competition, particularly, within a major market segment, and product mix. Both the three month and six month periods recorded reductions in tons shipped of specialty steel products as a result of softened demand, caused by poor economic conditions within certain niche markets. Billet selling prices were lower for the six months, primarily, due to reductions in scrap prices which normally trigger changes in billet pricing. Billet prices were lower for the quarter, even though scrap prices trended upward, only because price changes lagged market changes. Improved demand and lower excess billet availability in the market resulted in the increased billet shipments for both periods compared. The decline in fabricated product selling prices, for both periods compared, was caused by intense competition within the commercial construction industry. Poor business conditions, which caused a dramatic slowdown in construction activity, resulted in the reduced fabricated product shipments during both periods. Cost of sales declined for both the six month and three month periods compared, mainly, as a result of the decreased tons shipped for specialty steel products and fabricated products, in spite of increased bar and billet shipments. The cost of scrap steel, our main raw material, was lower during the six month period, but higher during the quarter, and affected cost of sales accordingly. Gross profit as a percentage of sales declined from 12.0% to 4.6% and from 11.1% to 9.8% for the six month and three month periods, respectively. These lower margins for both periods compared, primarily, resulted from the lower selling prices for all product classes. Margins for the six months were improved by the lower scrap costs, while the higher scrap costs for the quarter reduced margins. The decline in gross profit margins and the reduced shipment levels for specialty and fabricated products caused the reductions in gross profit and net earnings for both periods compared. Administrative expenses decreased in both periods compared, mainly, as a result of reduced executive and other management compensation, and lower expenses for professional fees, travel and charitable contributions, which more than offset higher insurance expenses. In addition, the November 1, 2001 adoption of the new accounting standard for intangibles eliminated goodwill amortization during the current year, while 2001 included amortization for the six months and three months of $404,924 and $202,462, respectively. Administrative expenses, as a percentage of sales, rose from 8.5% to 9.2% for the six month period and from 8.4% to 8.8% for the three month period, resulting from the significant drop in sales. Interest expense decreased in both periods compared, primarily, due to reduced average borrowings and lower average interest rates, which more than offset lower interest income. Profit sharing expense is based on earnings before income taxes in accordance with the provisions of various plans. For the current six month period, one plan provided no benefits due to losses, while the other plans accrued benefits, as a result of incurred earnings. For the current quarter, one plan provided no benefits due to losses, while a second plan accrued benefits resulting from incurred earnings, and a third plan adjusted for over-accruals made in prior periods which exceeded the amount to be funded. During the 2001 quarter and six month periods, other operating expenses were reduced by $700,991, as a result of a partial settlement from a number of the Company's graphite electrode suppliers for antitrust violations. The effective income tax rate was relatively constant for both periods compared.

                FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                Working capital decreased $7,134,397 during the period to $97,785,235 as capital expenditures, dividends and changes to long-term debt amounting to $930,874, $2,185,500 and $7,522,618, respectively, exceeded working capital provided from operations. The current ratio of 3.6 to 1 and the quick ratio of 1.9 to 1 both indicate very strong liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments total $31,463,865, and combined with cash flows from operations, should provide the liquidity and capital resources necessary to remain competitive, fund operations and meet required debt retirement. However, the Company modified certain provisions of its credit agreement in January, 2002. The modification resulted in the elimination of the Company's unused $30,000,000 revolving credit facility, the prepayment of $7,500,000 of debt and higher interest rate spreads, which will negatively affect future liquidity, capital resources and earnings. Also, the modification made certain financial covenants less restrictive and lowered total funded debt to $93,855,170.

                At April 30, 2002, there were commitments for the purchase of property, plant and equipment of approximately $185,000. In addition, during the quarter, the Company unwound the balance of its interest rate swap and is obligated to pay over the remaining term of the debt a termination fee of $2,745,179, as of April 30, 2002. These commitments, together with current debt maturities, will affect future earnings, working capital and liquidity, and will be financed from internally generated funds and existing cash reserves.

                The termination of the interest rate swap, that was accounted for as a hedge, effectively converted $75,000,000 of fixed-rate debt into variable-rate borrowings, placing the Company at risk for future increases in market interest rates. However, the conversion to currently lower variable rates has already incurred interest savings of $825,367 for the period ending July 1, 2002.

                The Company has no material off-balance sheet financing arrangements nor does it have any transactions, arrangements or other relationships with any unconsolidated structured finance or special purpose entities.

                During the first half of the year, the ratio of debt to equity decreased to 1.2 to 1, and the percentage of long-term debt to total capitalization declined to 39.3%, due to current changes of $7,522,618 reducing long-term debt to $86,312,415, even though stockholders' equity declined to $133,248,382 as the net loss of $5,098,903 and dividends of $2,185,500 exceeded the recognition of unrealized net gains on current and past hedging relationships of $1,598,477.

                CRITICAL ACCOUNTING POLICIES AND ESTIMATES

                The Registrant's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Estimates and assumptions are made, during the preparation of these financial statements, that affect the amounts reported. Periodically, the Company evaluates its estimates, including those related to contracts, warranties, taxes, insurance and environment. Under different assumptions and conditions, actual costs may vary from these estimates.

                The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Allowances for doubtful accounts are maintained to provide for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of these customers became worse, resulting in there inability to make payments, additional allowances may be required. The Company periodically reviews for impairment of its long-lived assets, and whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable, records an impairment charge if necessary. Compliance issues, associated with environmental laws and regulations established by federal, state and local authorities, could subject the Company to various related costs. The Company makes provision for these costs, but if the environmental laws and regulations or the varying underlying assumptions change, adjustments to the reserves may be necessary. Provision is also made for estimated costs associated with coverages for workers' compensation insurance and self-insured health plans. These estimates and related reserves could require revision if circumstances and conditions warrant.

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

                PART I - ITEM 3

                QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK

                Quantitative and qualitative information about market risk was addressed in Form 10-K for fiscal year ended October 31, 2001, as previously filed with the commission. There has been no material changes to that information required to be disclosed in this 2nd quarter 10-Q filing, except the required disclosure for SFAS No. 133, as reported in Note 7, and as follows:

                  The Company uses interest rate swaps, a form of derivative, to manage interest costs. During the quarter, the Company did a reverse swap, converting $75,000,000 of term debt to a variable interest rate from a fixed rate. A termination fee of $3,000,179 will be expensed ratably over the remaining maturity of the term loan. The $75,000,000 of variable rate term debt is subject to the risk of fluctuations in short-term interest rates. However, the cash and investments of $31,463,865 provides a partial hedge against rising interest rates.

                PART II - OTHER INFORMATION

                ITEM 1. LEGAL PROCEEDINGS.

                  To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by the Registrant on Form 10-K for fiscal year ended October 31, 2001 and Form 10-Q for the quarter ended January 31, 2002, as previously filed with the Commission.

                ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On February 19, 2002, the Annual Meeting of Shareholders was held and the following persons were elected as Class C directors of the Registrant, with terms expiring in 2005:

		Authority	Not
Director	For	Withheld	Voted
Charles I. Lunsford, II	9,756,475	74,577	1,081,136
Charles W. Steger	9,752,350	78,702	1,081,136

                    The following persons continued to serve as Class A and Class B directors of the Registrant after the annual meeting:

Class A directors, with terms expiring in 2003
George B. Cartledge, Jr.
Thomas L. Robertson
Donald G. Smith

Class B directors, with terms expiring in 2004
Frank A. Boxley
Timothy R. Duke
George W. Logan

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

ROANOKE ELECTRIC STEEL CORPORATION
Registrant

Date	May 24, 2002	Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Financial Officer)

Date	May 24, 2002	John E. Morris
John E. Morris, Vice President-Finance
and Assistant Treasurer
(Chief Accounting Officer)

                  EXHIBIT INDEX

Exhibit No.	Exhibit	Page

NONE