Form 10-Q
period 2002-07-31
ROANOKE ELECTRIC STEEL CORP
filed 2002-09-12
CIK 84278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

Yes x    No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2002.

10,942,813 Shares outstanding

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

CONTENTS

Page
1. Part I - Financial Information	3 - 14
Item 1. Financial Statements

a. Consolidated Balance Sheets	3
b. Consolidated Statements of Earnings (Loss)	4
c. Consolidated Statements of Cash Flows	5
d. Notes to Consolidated Financial Statements	6 - 9
e. Independent Accountants' Report	10

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	11 - 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

2. Part II - Other Information	15
Item 1. Legal Proceedings	15
Item 6. Exhibits and Reports on Form 8-K	15

3. Signatures	16
a. Certifications	17 - 18

4. Exhibit Index pursuant to Regulation S-K	19

5. Exhibits
a. Steel of West Virginia Collective Bargaining Agreement	20

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Balance Sheets
ASSETS
	(Unaudited)
	July 31,	October 31,
	2002	2001
CURRENT ASSETS
Cash and cash equivalents	$18,505,313	$26,106,683
Investments	12,878,822	12,477,755
Accounts receivable, net of allowances of
$2,471,874 in 2002 and $2,551,000 in 2001	35,537,950	41,954,349
Refundable income taxes	2,610,961	1,749,696
Inventories	61,405,339	62,689,319
Prepaid expenses	1,430,878	1,011,674
Deferred income taxes	5,254,195	5,602,455
Total current assets	137,623,458	151,591,931
PROPERTY, PLANT AND EQUIPMENT
Land	7,977,521	8,010,036
Buildings	44,429,607	43,563,921
Other property and equipment	196,107,883	195,239,094
Assets under construction	2,444,400	2,986,435
Total	250,959,411	249,799,486
Less--accumulated depreciation	111,604,235	99,849,499
Property, plant and equipment, net	139,355,176	149,949,987
GOODWILL	13,868,647	13,868,647
OTHER ASSETS	1,609,797	1,476,213
TOTAL ASSETS	$292,457,078	$316,886,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$11,292,755	$15,039,488
Accounts payable	19,924,560	18,061,711
Dividends payable	1,094,281	1,091,156
Employees' taxes withheld	330,433	246,008
Accrued profit sharing contribution	29,092	786,937
Accrued wages and expenses	9,442,857	11,446,999
Total current liabilities	42,113,978	46,672,299
LONG-TERM DEBT
Notes payable	93,845,202	108,874,521
Less--current portion	11,292,755	15,039,488
Total long-term debt	82,552,447	93,835,033
DEFERRED INCOME TAXES	30,168,227	29,833,680
OTHER LIABILITIES	5,914,212	7,939,582
STOCKHOLDERS' EQUITY
Common stock--no par value--authorized 20,000,000 shares,
issued 12,215,927 shares in 2002 and 12,184,677 in 2001	4,394,889	4,066,765
Retained earnings	129,582,075	138,555,379
Accumulated other comprehensive loss	(1,450,882)	(3,198,092)
Total	132,526,082	139,424,052
Less--treasury stock, 1,273,114 shares -- at cost	817,868	817,868
Total stockholders' equity	131,708,214	138,606,184
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$292,457,078	$316,886,778

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Earnings (Loss)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2002	2001	2002	2001

SALES	$69,779,452	$79,420,173	$191,838,326	$232,116,833

COST OF SALES	63,776,351	70,848,453	180,187,783	205,276,616

GROSS EARNINGS	6,003,101	8,571,720	11,650,543	26,840,217

OTHER OPERATING EXPENSES (INCOME)
Administrative	5,670,808	6,192,324	16,899,760	19,126,350
Interest, net	1,306,974	1,998,255	4,174,341	5,255,773
Profit sharing	20,000	248,624	76,918	538,631
Antitrust litigation settlement	---	---	---	(700,991)
Total	6,997,782	8,439,203	21,151,019	24,219,763

EARNINGS (LOSS) BEFORE INCOME TAXES	(994,681)	132,517	(9,500,476)	2,620,454

INCOME TAX EXPENSE (BENEFIT)	(400,061)	50,871	(3,806,953)	1,041,452

NET EARNINGS (LOSS)	$(594,620)	$81,646	$(5,693,523)	$1,579,002

Net earnings (loss) per share of common stock:
Basic	$(0.05)	$0.01	$(0.52)	$0.14
Diluted	$(0.05)	$0.01	$(0.52)	$0.14

Cash dividends per share of common stock	$0.10	$0.10	$0.30	$0.30

Weighted average number of common shares outstanding:
Basic	10,942,813	10,911,563	10,931,538	10,907,579
Diluted	10,981,569	11,019,075	10,970,763	10,950,048

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended
	July 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(5,693,523)	$1,579,002
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Deferred compensation liability	(17,001)	4,100
Postretirement liabilities	151,606	178,448
Depreciation and amortization	12,809,778	13,072,053
(Gain) loss on sale of investments and property, plant and equipment	(10,138)	20,251
Deferred income taxes	(482,000)	492,000
Changes in assets and liabilities which provided
(used) cash, exclusive of changes shown separately	6,475,847	8,079,605
Net cash provided by operating activities	13,234,569	23,425,459

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,678,397)	(4,526,417)
Proceeds from sale of property, plant and equipment	51,515	79,533
(Purchase) sale of investments	(432,087)	882,784
Other	18,005	11,647
Net cash used in investing activities	(2,040,964)	(3,552,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(3,279,781)	(3,272,419)
Increase in dividends payable	3,125	1,051
Proceeds from exercise of common stock options	328,124	98,000
Payment of funded debt	(15,029,319)	(11,277,078)
Loan costs	(316,474)	(414,375)
Interest rate swap termination fee	(500,650)	---
Net cash used in financing activities	(18,794,975)	(14,864,821)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,601,370)	5,008,185

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,106,683	15,068,443

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,505,313	$20,076,628

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
(USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$6,416,399	$2,078,225
(Increase) decrease in refundable income taxes	(861,265)	(616,024)
(Increase) decrease in inventories	1,283,980	12,040,439
(Increase) decrease in prepaid expenses	(419,204)	(256,947)
Increase (decrease) in accounts payable	1,862,849	(1,220,419)
Increase (decrease) in employees' taxes withheld	84,425	(36,477)
Increase (decrease) in accrued profit sharing contribution	(757,845)	(3,156,393)
Increase (decrease) in accrued wages and expenses	(1,133,492)	(752,799)
Total	$6,475,847	$8,079,605

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Consolidated Financial Statements

July 31, 2002

Note 1.	In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2002 and the results of operations for the three months and nine months ended July 31, 2002 and 2001 and cash flows for the nine months ended July 31, 2002 and 2001.

Note 2.	Inventories include the following major classifications:

	(Unaudited)
	July 31,	October 31,
	2002	2001
Scrap steel	$5,128,823	$4,162,011
Melt supplies	2,705,479	2,908,676
Billets	6,631,826	6,927,793
Mill supplies	4,554,031	4,083,757
Work-in-process	5,744,213	5,576,565
Finished steel	36,640,967	39,030,517
Total inventories	$61,405,339	$62,689,319

Note 3.	Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Basic earnings (loss) per share and diluted earnings (loss) per share calculated in accordance with SFAS No. 128 are presented in the consolidated statements of earnings (loss).

Note 4.	The components of comprehensive loss were as follows:

	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,

	2002	2001	2002	2001
Net earnings (loss)	$(594,620)	$81,646	$(5,693,523)	$1,579,002
Cumulative effect of change in accounting
for derivative financial instruments	---	---	---	1,663,516
Change in derivative financial instruments	---	(1,491,266)	1,397,985	(3,573,312)
Amortization of past hedging relationships	148,733	---	349,225	---
Total comprehensive loss	$(445,887)	$(1,409,620)	$(3,946,313)	$(330,794)

Note 5.	The Company's business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and reinforcing bars and billets.
	Financial Information Relating to Classes of Products
	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,

	2002	2001	2002	2001
Sales to unaffiliated customers:
Merchant steel and
specialty steel sections	$46,812,885	$49,802,204	$125,184,548	$144,156,010
Bar joists and rebar	16,759,677	24,002,800	53,279,785	79,215,206
Billets	6,206,890	5,615,169	13,373,993	8,745,617
Total consolidated sales	$69,779,452	$79,420,173	$191,838,326	$232,116,833

Note 6.	Supplemental cash flow information:
	(Unaudited)
	Nine Months Ended
	July 31,
	2002	2001
Cash paid (refunded) during the period for:
Interest	$5,104,071	$6,340,865
Income taxes (net of cash received)	$(2,463,688)	$1,165,476

Note 7.	Effective November 1, 2000, the Company adopted SFAS No. 133. In the 2001 first quarter, in accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect earnings adjustment, after applicable taxes, of $1,663,516 in other comprehensive income to recognize the fair value of all derivatives designated as cash-flow hedging instruments.

For certain hedging relationships, SFAS 133 eliminates special accounting formerly provided by U.S. GAAP. The Company has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. Since the Company's prior swap agreements met the required criteria necessary to use special hedge accounting, the Company recorded a $875,595 after-tax earnings adjustment and a $2,724,132 after-tax loss adjustment, for the nine month periods ended July 31, 2002 and 2001, respectively, through other comprehensive income (loss), as a result of the change in the fair value of these swap instruments. For the quarters ended July 31, 2002 and 2001, these after-tax adjustments totaled losses of $-0- and $642,086, respectively. As of April 1, 2002, the Company effected an early termination, or unwind, of its interest rate swap agreements, resulting in the conversion of fixed-rate debt into variable-rate borrowings. This swap unwind created a termination fee of $3,000,179 due the Lender, to be paid over the remaining term of the debt. For the quarter and nine months ended July 31, 2002, the reclassification, and subsequent amortization, of these past hedging relationships resulted in the Company recording after-tax earnings adjustments of $148,733 and $349,225, respectively, through other comprehensive income (loss). Due to fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Company plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings or other comprehensive income (loss).

Effective May 1, 2001, the Company entered into derivative financial instruments to minimize the exposure of price risk related to certain natural gas purchases used in the manufacturing process. The contracts used to mitigate the price risk related to natural gas purchases were designated as effective cash flow hedges for a portion of the natural gas usage over the next twelve months. Unrealized gains and losses associated with marking the contracts to market were recorded as a component of other comprehensive income (loss) and included in the stockholders' equity section of the balance sheet as part of accumulated comprehensive income (loss). These gains and losses were recognized in earnings in the month in which the related natural gas was used, or in the month a hedge was determined to be ineffective. For nine month periods ended July 31, 2002 and 2001, the Company recorded an after-tax earnings adjustment of $522,390 and an after-tax loss adjustment of $849,180, respectively, through other comprehensive income (loss), related to future transactions, which were expected to be recognized in earnings within the one-year contract term. For the quarters ended July 31, 2002 and 2001, these after-tax adjustments totaled losses of $-0- and $849,180, respectively. The cash flow hedge became ineffective on April 30, 2002, with the maturity, and termination, of both the gas and commodity derivative contracts.

Note 8.	In June 2001, SFAS No. 141, "Business Combinations", was issued, establishing accounting and reporting standards for all business combinations initiated after June 30, 2001 and establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 eliminates the pooling-of-interest method of accounting and requires all acquisitions consummated subsequent to June 30, 2001 to be accounted for under the purchase method. The Company's previous acquisitions have been accounted for under the purchase method, and therefore, the November 1, 2001 Company adoption of SFAS 141 had no material impact on its results of operations and financial condition.

Note 9.	In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued, addressing financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and, instead, requires goodwill to be tested for impairment, at least annually, and more frequently if an event occurs which indicates the goodwill may be impaired. At fiscal year end October 31, 2001, the Company had net goodwill of $13,868,647 and had incurred $809,848 in goodwill amortization in the statement of operations for the year then ended. The Company early adopted SFAS 142 on November 1, 2001 and subsequently ceased goodwill amortization. The Company has completed the first step of the transitional goodwill impairment test and has determined that the fair value exceeded the recorded book value at October 31, 2001 and, thus, no goodwill impairment loss existed. Ongoing, the Company intends to perform its impairment testing during the third quarter of each year. Any subsequent impairment losses, if any, will be reflected in operating income in the statement of earnings. The Company has reevaluated its impairment testing of goodwill during the third quarter and has determined that no goodwill impairment loss existed as of July 31, 2002.

Had the Company been accounting for its goodwill and other intangible assets under SFAS 142 for the periods presented, the Company's net earnings (loss) and earnings (loss) per share would have been as follows:

	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,

	2002	2001	2002	2001

Reported net earnings (loss)	$(594,620)	$81,646	$(5,693,523)	$1,579,002
Add: goodwill amortization, net of tax	---	202,462	---	607,386
Adjusted net earnings (loss)	$(594,620)	$284,108	$(5,693,523)	$2,186,388

Basic and diluted net earnings (loss) per share:
Reported net earnings (loss)	$(0.05)	$0.01	$(0.52)	$0.14
Goodwill amortization, net of tax	---	0.02	---	0.06
Adjusted basic and diluted
net earnings (loss) per share	$(0.05)	$0.03	$(0.52)	$0.20

Note 10.	In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, establishing an accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadening the presentation of discontinued operations to include more disposal transactions. Adoption of this statement is required for fiscal years beginning after December 15, 2001. The Company is in the process of reviewing the impact this standard may have on its operations and financial position.

Note 11.	In April 2002, SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002", was issued, which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4 which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company does not expect implementation of SFAS 145 to have a significant effect on its results of operations or financial condition.

In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued, requiring companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact, if any, of the adoption of SFAS 146.

    INDEPENDENT ACCOUNTANTS' REPORT

    Board of Directors
    Roanoke Electric Steel Corporation:

    We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation (the "Corporation") and subsidiaries as of July 31, 2002, and the related consolidated statements of earnings (loss) and cash flows for the three-month and nine-month periods ended July 31, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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
    August 29, 2002
    Raleigh, North Carolina

    PART I - ITEM 2

    MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of earnings (loss).

    A summary of the period to period changes in the principal items included in the consolidated statements of earnings (loss) is shown below:

	Comparison of Increases (Decreases)
	Three Months Ended July 31,		Nine Months Ended July 31,

	2002	2001	2002	2001
	Amount	Percent	Amount	Percent
Sales	(9,640,721)	(12.1)	(40,278,507)	(17.4)
Cost of sales	(7,072,102)	(10.0)	(25,088,833)	(12.2)
Administrative expenses	(521,516)	(8.4)	(2,226,590)	(11.6)
Interest expense	(691,281)	(34.6)	(1,081,432)	(20.6)
Profit sharing expense	(228,624)	(92.0)	(461,713)	(85.7)
Antitrust settlement income	---	---	(700,991)	**
Earnings (loss) before income taxes	(1,127,198)	(850.6)	(12,120,930)	(462.6)
Income tax expense (benefit)	(450,932)	(886.4)	(4,848,405)	(465.5)
Net earnings (loss)	(676,266)	(828.3)	(7,272,525)	(460.6)

    ** Cannot be calculated

    RESULTS OF OPERATIONS

    Sales for the nine months decreased due, mainly, to declines in selling prices for all product classes, together with reductions in shipment levels for specialty steel sections and fabricated products. However, sales were favorably affected by increased tons shipped of merchant bar products and billets. The decline in sales for the quarter was, primarily, the result of a drop in selling prices for fabricated products, specialty steel and billets, along with decreases in tons shipped of bar, specialty and fabricated products. Sales for the quarter were enhanced by improvements in both merchant bar pricing and billet shipments. The decline in fabricated product selling prices for both periods compared was caused by intense competition within the commercial construction industry. Business conditions remained depressed, causing a further slowdown in construction activity, which resulted in the reduction of fabricated product shipments during both periods. Average selling prices for specialty steel sections dropped during both periods compared due, mainly, to heightened domestic competition, particularly, within a major market segment and product mix. Both the nine month and three month periods recorded reductions in tons shipped of specialty steel products as a result of softened demand, caused by poor economic conditions within certain niche markets. Changes in scrap steel prices normally trigger changes in billet pricing. However, billet selling prices were lower for both the quarter and nine months, even though scrap prices trended upward, only, because billet price changes lagged market changes in scrap prices. Improved demand and lower excess billet availability in the market resulted in the increased billet shipments for both periods compared. Business conditions within the steel industry continued to weaken, lowering demand and resulting in a decrease in merchant bar shipments during the quarter. However, new product offerings and declining inventory levels at steel service centers, earlier in the year, resulted in higher bar shipment levels for the nine months. The improvement in merchant bar product selling prices during the three months compared was due, mainly, to rising scrap steel costs which prompted several industry-wide price increases. This trend in rising bar prices came too late to offset earlier price reductions, resulting in a drop in nine month comparable prices. Cost of sales declined for both the nine month and three month periods compared, mainly, as a result of the decreased tons shipped for specialty steel products and fabricated products, in spite of both increased billet shipments and higher costs of scrap steel, our main raw material. Bar product shipments increased during the nine months, but declined for the quarter compared, and affected cost of sales accordingly. Gross profit as a percentage of sales declined from 11.6% to 6.1% and from 10.8% to 8.6% for the nine month and three month periods, respectively. The lower margins for the nine months resulted, primarily, from the lower selling prices for all product classes, coupled with higher scrap costs. The decline in the gross profit margin and the reduced shipment levels for specialty and fabricated products caused the reduction in gross profit and net earnings for the nine months compared. The lower margins for the quarter were due, mainly, to the reduced selling prices of specialty steel, fabricated products and billets, together with higher scrap costs, which more than offset the improved selling prices for bar products. The lower gross profit margins and the decline in bar, specialty and fabricated product shipment levels resulted in the decreased gross profit and net earnings for the three months compared. Administrative expenses decreased in both periods compared, mainly, as a result of reduced executive and other management compensation, and lower expenses for professional fees, travel and charitable contributions, which more than offset higher insurance expenses. In addition, the November 1, 2001 adoption of the new accounting standard for intangibles eliminated goodwill amortization during the current year, while 2001 included amortization for the nine months and three months of $607,386 and $202,462, respectively. Administrative expenses, as a percentage of sales, rose from 8.2% to 8.8% for the nine month period and from 7.8% to 8.1% for the three month period, resulting from the significant drop in sales. Interest expense decreased in both periods compared due to reduced average borrowings and lower average interest rates, which more than offset lower interest income. Profit sharing expense is based on earnings before income taxes in accordance with the provisions of various plans. For the current nine month period, one plan provided no benefits due to losses, while the other plans accrued benefits, as a result of incurred earnings. For the current quarter, two plans provided no benefits due to losses, while a third plan accrued benefits resulting from incurred earnings. During the 2001 second quarter and for the nine months ended July 31, 2001, other operating expenses were reduced by $700,991, as a result of a partial settlement from a number of the Company's graphite electrode suppliers for antitrust violations. The effective income tax rate was slightly higher in 2002, for both periods compared, as a result of less tax exempt interest in the current year.

    FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Working capital decreased $9,410,152 during the period to $95,509,480 as capital expenditures, dividends and changes to long-term debt amounting to $1,678,397, $3,279,781 and $11,282,586, respectively, exceeded working capital provided from operations. The current ratio of 3.3 to 1 and the quick ratio of 1.7 to 1 both indicate very strong liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments total $31,384,135, and combined with cash flows from operations, should provide the liquidity and capital resources necessary to remain competitive, fund operations and meet required debt retirement. However, the Company modified certain provisions of its credit agreement in January, 2002. The modification resulted in the elimination of the Company's unused $30,000,000 revolving credit facility, the prepayment of $3,750,000 of debt and higher interest rate spreads, which will negatively affect future liquidity, capital resources and earnings. Also, the modification made certain financial covenants less restrictive and lowered total funded debt to $93,845,202.

    At July 31, 2002, there were commitments for the purchase of property, plant and equipment of approximately $81,000. In addition, during the 2002 second quarter, the Company unwound the balance of its interest rate swap and was obligated to pay over the remaining term of the debt a termination fee of $3,000,179, of which there was a remaining balance to be paid of $2,499,529 at July 31, 2002. These commitments, together with current debt maturities, will affect future earnings, working capital and liquidity, and will be financed from internally generated funds and existing cash reserves.

    The termination of the interest rate swap, that was accounted for as a hedge, effectively converted $75,000,000 of fixed-rate debt into variable-rate borrowings, placing the Company at risk for future increases in market interest rates. However, the conversion to currently lower variable rates has resulted in interest savings of $1,236,967 for the period ending October 1, 2002.

    The Company has no material off-balance sheet financing arrangements nor does it have any transactions, arrangements or other relationships with any unconsolidated structured finance or special purpose entities.

    During the period, the ratio of debt to equity decreased to 1.2 to 1, and the percentage of long-term debt to total capitalization declined to 38.5%, due to current changes of $11,282,586 reducing long-term debt to $82,552,447, even though stockholders' equity declined to $131,708,214 as the net loss of $5,693,523 and dividends of $3,279,781 exceeded the recognition of unrealized net gains on current and past hedging relationships of $1,747,210.

    CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The Registrant's discussion and analysis of its financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Estimates and assumptions are made, during the preparation of these financial statements, that affect the amounts reported. Periodically, the Company evaluates its estimates, including those related to contracts, warranties, taxes, insurance and environment. Under different assumptions and conditions, actual costs may vary from these estimates.

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

    PART I - ITEM 3

    QUANTITATIVE AND QUALITATIVE DISCLOSURES
    ABOUT MARKET RISK

    Quantitative and qualitative information about market risk was addressed in Form 10-K for fiscal year ended October 31, 2001, as previously filed with the commission. There has been no material changes to that information required to be disclosed in this 3rd quarter 10-Q filing, except the required disclosure for SFAS 133, as reported in Note 7, and as follows:

      The Company uses interest rate swaps, a form of derivative, to manage interest costs. During the 2002 second quarter, the Company did a reverse swap, converting $75,000,000 of term debt to a variable interest rate from a fixed rate. A termination fee of $3,000,179 will be expensed ratably over the remaining maturity of the term loan. The $75,000,000 of variable rate term debt is subject to the risk of fluctuations in short-term interest rates. However, the cash and investments of $31,384,135 provides a partial hedge against rising interest rates.

    PART II - OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS.

To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by the Registrant on Form 10-K for fiscal year ended October 31, 2001 and Forms 10-Q for the quarters ended January 31, 2002 and April 30, 2002, as previously filed with the Commission.

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

ROANOKE ELECTRIC STEEL CORPORATION
Registrant

Date	August 29, 2002	Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Financial Officer)

Date	August 29, 2002	John E. Morris
John E. Morris, Vice President-Finance
and Assistant Treasurer
(Chief Accounting Officer)

    CERTIFICATIONS

    I, Donald G. Smith, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Roanoke Electric Steel Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: August 29, 2002

    Donald G. Smith
    Donald G. Smith, Chairman, President,
    Treasurer and Chief Executive Officer
    (Principal Executive Officer)
    (Principal Financial Officer)

    CERTIFICATIONS

    I, John E. Morris, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Roanoke Electric Steel Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: August 29, 2002

    John E. Morris
    John E. Morris, Vice President-Finance
             and Assistant Treasurer
         (Chief Accounting Officer)

    EXHIBIT INDEX

Exhibit No.	Exhibit	Page

(10)	SWVA Collective Bargaining Agreement	20

    EXHIBIT NO. 10

    SWVA COLLECTIVE BARGAINING AGREEMENT