Form 10-Q/A
period 2002-07-31
ROANOKE ELECTRIC STEEL CORP
filed 2002-09-13
CIK 84278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

10,942,813 Shares outstanding

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

CONTENTS

Page
1. Part I - Financial Information	3 - 14
Item 1. Financial Statements

a. Consolidated Balance Sheets	3
b. Consolidated Statements of Earnings (Loss)	4
c. Consolidated Statements of Cash Flows	5
d. Notes to Consolidated Financial Statements	6 - 9
e. Independent Accountants' Report	10

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	11 - 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

2. Part II - Other Information	15
Item 1. Legal Proceedings	15
Item 6. Exhibits and Reports on Form 8-K	15

3. Signatures and Certifications	16 - 18

4. Exhibit Index pursuant to Regulation S-K	19

5. Exhibits
a. Steel of West Virginia Collective Bargaining Agreement	20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROANOKE ELECTRIC STEEL CORPORATION
Registrant

Date	August 29, 2002	/s/ Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Financial Officer)

Date	August 29, 2002	/s/ John E. Morris
John E. Morris, Vice President-Finance
and Assistant Treasurer
(Chief Accounting Officer)

CERTIFICATIONS (SECTION 906)

Each of the undersigned hereby certifies in his capacity as an officer of Roanoke Electric Steel Corporation (the "Company"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of the Company on Form 10-Q for the quarter ended July 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date:  August 29, 2002.

/s/   Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
     (Principal Executive Officer)
     (Principal Financial Officer)

/s/   John E. Morris
John E. Morris, Vice President-Finance
       and Assistant Treasurer
     (Chief Accounting Officer)

CERTIFICATIONS (SECTION 302)

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

/s/   Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
     (Principal Executive Officer)
     (Principal Financial Officer)

CERTIFICATIONS (SECTION 302)

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

/s/   John E. Morris
John E. Morris, Vice President-Finance
         and Assistant Treasurer
     (Chief Accounting Officer)