Form 10-K
period 2002-10-31
ROANOKE ELECTRIC STEEL CORP
filed 2003-01-30
CIK 84278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.

                      Aggregate market value at December 31, 2002:    $95,345,743

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2002.

                                                              10,942,813   Shares outstanding

Portions of the following documents are incorporated by reference:

                    (1) 2002 Annual Report to Stockholders in Parts II, III and IV.

                    (2) Proxy Statement dated December 20, 2002 in Part III.

PART I

ITEM 1. BUSINESS

          (a) General Development of Business.

               During the fiscal year ended October 31, 2002, the Registrant continued for the most part to operate its business as it has the past four years by manufacturing merchant steel bar products, fabricating open-web steel joists and concrete reinforcing steel, and extracting scrap steel and other materials from junked automobiles. Roanoke Technical Treatment & Services, Inc., a Roanoke, Virginia subsidiary, was formed in 1990 to license a process for the treatment of electric arc furnace dust, but the opportunity never materialized. During fiscal year 1994, the Registrant's auto shredding subsidiary, Shredded Products Corporation, completed construction of a facility in Rocky Mount, Virginia, and in November 1994 began operations at this locality, at a total investment in excess of $8,000,000 for plant and equipment. This facility, with its own landfill, is providing considerable savings in waste disposal costs. In addition, cost savings and better metal recoveries are being achieved through the use of the more technologically advanced equipment.

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

               On December 16, 1998, the Registrant acquired all of the outstanding common shares of Steel of West Virginia, Inc. ("SWVA"), a Huntington, West Virginia steel manufacturer, for approximately $117.1 million, including the assumption of approximately $52.3 million of indebtedness. Upon merger, SWVA became a wholly-owned subsidiary of Roanoke Electric Steel Corporation. On the date of acquisition the Registrant closed on secured credit facilities, which included a $150,000,000 seven year term loan, with a syndicate of four banks. The term loan was used to purchase all of the outstanding capital stock of SWVA, and refinance both the existing term debt of the Registrant and most of SWVA's bank debt assumed through the merger. SWVA operates a mini-mill in Huntington, West Virginia, and steel fabrication facilities in Huntington and Memphis, Tennessee, while custom designing and manufacturing special steel products principally for use in the construction of truck trailers, industrial lift trucks, off-highway construction equipment (such as bulldozers and graders), manufactured housing, guardrail posts and mining equipment. The Registrant and SWVA do not generally compete as regards customers and products. The acquisition was accounted for as a purchase. Accordingly, the results of operations and cash flows were reflected in the consolidated financial statements from the date of acquisition, and the acquired assets and liabilities were included in the 1999 consolidated balance sheet at values based on a purchase price allocation, rendered through appraisals and other evaluations.

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

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
AND CLASSES OF PRODUCTS OR SERVICES

	2002	2001	2000
Sales to Unaffiliated Customers:
Merchant Steel and Specialty
Steel Sections	$172,654,655	$190,631,577	$228,202,644
Bar Joists and Rebar	73,575,373	101,985,847	122,549,851
Billets	17,543,681	15,057,181	21,975,613
Total Consolidated Sales	$263,773,709	$307,674,605	$372,728,108
Net Earnings (Loss) from Operations	$(6,008,897)	$1,348,022	$14,061,449
Identifiable Assets	$289,717,573	$316,886,778	$339,678,909

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

                    (ii)  The Registrant has not in fiscal 2002 introduced a new product or begun to do business in a new industry segment that will require the investment of a material amount of assets or that otherwise is material.

                    (iii)  The Registrant's main raw material, scrap steel, is supplied for the most part by scrap dealers within a 300 mile radius of the mill. The majority of this raw material is purchased through the David J. Joseph Company, scrap brokers. The Shredded Products subsidiary supplies 10,000 to 15,000 tons of scrap per month. Although scrap is generally available to the Registrant, the price of scrap steel is highly responsive to changes in demand, including demand in foreign countries as well as in the United States. The ability to maintain satisfactory profit margins in times when scrap is relatively high priced is dependent upon the levels of steel prices, which are determined by market forces. Alloys and other materials needed for the melting process are provided by various domestic and foreign companies.

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

               Steel of West Virginia, Inc., like the Parent, uses scrap steel as its main raw material. Even though the purchase of steel scrap is subject to market conditions largely beyond its control, the subsidiary is located in a scrap surplus region, and therefore typically maintains less than a one month supply of scrap, which keeps inventory costs to a minimum. Although one scrap dealer supplies 20% to 25% of SWVA's requirements, the subsidiary believes that a number of adequate sources of scrap and other raw materials that it uses are readily available. SWVA has historically been successful in passing on scrap cost increases through price increases, however, the effect of market price competition has limited the subsidiary's ability to increase prices.

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

                    (vii)  During fiscal year 2002, sales (tons) by the Registrant to Steel of West Virginia, Inc., John W. Hancock, Jr., Inc., Socar, Incorporated and RESCO Steel Products Corporation, wholly-owned subsidiaries, were approximately 7%, 8%, 6% and 2% of the Registrant's total sales (tons), respectively. During fiscal years 2002, 2001 and 2000, respectively, the largest nonaffiliated customer purchased approximately 4%, 5% and 8% of total sales (tons) -- 2%, 2% and 3% of total sales (dollars). The 2001 customer was a purchaser of merchant bar products. The 2002 customer was the temporary return of the same billet customer from 2000, where poor market conditions in the steel industry contributed to this customer's worsened financial condition and eventual bankruptcy. The bankruptcy resulted in a charge to bad debts of $2.6 million and contributed to lower billet production levels. Poor market conditions prevented placing the lost tonnage with alternate sources. However, under normal market conditions, we would not expect the loss of either of these customers to have a materially adverse effect on the Registrant and its subsidiaries taken as a whole. In addition, considerably more billet tons were used internally by SWVA, which helped to mitigate the lost billet sales.

                    (viii)  The Registrant is of the opinion that the amount of its backlog is not generally material to an understanding of the business. All backlog is shipped within the current fiscal year.

                    (ix)  None of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

                    (x)  The Registrant competes with steel-producing mills of similar size operative within its market region and also larger mills producing similar products. The market region in which the Registrant sells its products mainly consists of the majority of states east of the Mississippi River. Price, including transportation cost, is the major determinant in securing business. Strong business conditions kept bar prices up during fiscal 1998, in spite of the temporary drop in merchant bar shipments, caused by excess inventories at steel service centers. On December 16, 1998, the Registrant acquired 100% of the capital stock of Steel of West Virginia, Inc. ("SWVA"), a steel manufacturer, and 1999 results reflect the operations of SWVA from the date of acquisition. The 1998 financial statements were not restated to include SWVA because the acquisition was treated as a purchase for accounting purposes. Consequently, the significant increase in 1999 sales was due, primarily, to the inclusion of SWVA's revenues in consolidated sales. Increased competition from foreign and domestic producers prompted industry-wide list price reductions for bar products at the beginning of fiscal 1999, and prices had not fully recovered by year end. Excess inventories at steel service centers and a shortage of transportation equipment contributed to the slight reduction in tons shipped of bar products as bar markets were generally good throughout the year. Sales for 2000 were flat due, again, to the acquisition of SWVA. Sales for the current year included SWVA's revenues for the entire period, whereas sales for 1999 included only the portion of SWVA's revenues from the date of acquisition. Average selling prices for bar and specialty products increased slightly for 2000, but list prices had fallen sharply by the end of the year as a result of increased foreign and domestic competition. The increased competition and price uncertainty reduced order entry and backlogs and caused decreases in both bar and specialty products shipments. Depressed economic conditions within the steel industry and certain niche markets resulted in the decline of 2001 sales. Selling prices for merchant bar and specialty steel products declined due to heightened foreign and domestic competition. Shipments of specialty products were down, primarily, as a result of depressed economic conditions within major market segments. However, sales were positively affected by an increase in tons shipped of merchant bar products, due to new product offerings and declining inventory levels at steel service centers. The reduction in 2002 sales was the result of continued poor business conditions and intensified competition. Shipments of specialty steel products declined as a result of a further softening in demand within certain niche markets, while heightened competition and product mix brought selling prices for specialty steel lower. Demand for merchant bar products diminished near year-end, resulting in the decline in bar shipments and contributing to the decline in sales for the year. While the selling price increase for bar products was small, it had a significant impact, in that it represented three increases in the list prices for bar products during the year, in spite of poor market conditions and was, primarily, the result of rising scrap costs.

               The joist business is highly competitive. Due to similarity of product, relatively small price differences are often determinative in placing business. Ability to meet the customer's time requirements for delivery also is important in securing business. Competing successfully becomes more difficult with the distance to point of delivery due to transportation costs. Continued favorable market conditions in the construction industry during fiscal 1998 led to the increased shipments and level selling prices for fabricated products. Competitive conditions within the commercial construction industry generally impact selling prices and shipment levels of fabricated products and were relatively favorable during 1999 as reflected in the higher selling prices. The reduced shipments were caused by minor factors other than competition as business conditions continued strong and backlogs remained high. In 2000, the decline in fabricated products selling prices and shipments was caused by increased competition within the construction industry, even though business conditions continued strong and backlogs were high. The decline in shipments was also affected by shortages of structural steel components. Economic conditions within the construction industry began to slide during 2001, as a result of increased competition, bringing prices lower. Fabricated products shipments decreased as construction activity slowed dramatically during the latter part of the year, as a result of poor business conditions. Increased competitive pressures and much weaker construction activity resulted in the decline in both selling prices and shipments of fabricated products for 2002.

               Billets are semi-finished products used by the Registrant, and the SWVA subsidiary, in their rolling mill processes to manufacture various merchant bar products and specialty steel sections. Excess billet production is sold to nonaffiliated customers who further fabricate the billets for various end uses. The significant increase in billet shipments for fiscal 1998 was attributable to record raw steel production, coupled with unprecedented demand. Billet prices, which are normally triggered by price changes for scrap steel, our main raw material, were flat due to relatively unchanged scrap prices. A dramatic change in our market for billets during 1999 brought diminished demand and a significant decline in tons shipped. Billet selling prices declined with sharp reductions in scrap prices. The dramatic reduction in billet shipments, again in 2000, and the continued drop in market conditions was attributable to the financial condition and eventual bankruptcy of a major customer. Shipments to this customer were purposely curtailed to reduce our exposure to bad debts. Due to market conditions, we were not able to place the lost tonnage with alternate sources, other than the tons used internally by SWVA. Billet selling prices were higher due to increased scrap prices. In 2001, billet shipments declined, due to poor market conditions and the loss of the major customer referred to earlier. Selling prices for billets were lower, mostly attributable to falling scrap steel costs. Billet selling prices declined further in 2002, in spite of rising scrap costs, due to changes in the mix of products and customers. Billet shipments spiked during the year with the temporary return of the major customer referred to above.

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

               The Registrant has constructed over the years pollution control equipment at a net aggregate cost of over $10,200,000. Annual operating expenses and depreciation of all pollution control equipment and waste disposal costs are in excess of $3,000,000 in the aggregate. The Registrant is expected to spend approximately $10,000,000 for additional pollution control and waste disposal equipment and facilities during subsequent fiscal years. Adoption of the Clean Air Act Amendments of 1990, or any other environmental concerns, is not anticipated to have a materially adverse effect on the Registrant's operations, capital resources or liquidity, nor should any incremental increase in capital expenditures occur due to the Act.

               See Note 8, "Commitments and Contingent Liabilities", in Notes to Consolidated Financial Statements contained in the Registrant's 2002 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.

                    (xiii)  At October 31, 2002, the Registrant employed 468 persons at its Roanoke plant, with no employment at its Salem division, idle since mid-1991. The Registrant's subsidiaries, Steel of West Virginia, Inc., John W. Hancock, Jr., Inc., Socar, Incorporated, Shredded Products Corporation and RESCO Steel Products Corporation employed 471, 253, 237, 59 and 42 persons, respectively.

          (d)  Financial Information about Foreign and Domestic Operations and Export Sales.

               When the Registrant's billet production exceeds its required needs, this semi-finished product is offered for sale. During past years, a portion of the excess billets has been sold to brokers who represent foreign purchasers. During fiscal years 2000, 2001 and 2002, the Registrant did not make any foreign sales of excess billets. However, the SWVA subsidiary sold a small percentage of its products to foreign markets during these years. The information required by this paragraph by geographical area, as to foreign and domestic operations, is not provided since it is identical to the table in paragraph (b) with virtually all information pertaining to the United States.

ITEM 2. PROPERTIES

               The Registrant owns 72 acres situated in the City of Roanoke, Virginia, which comprises its main plant, of which 25 acres are used to provide 364,500 square feet of manufacturing space with an annual billet capacity of approximately 650,000 tons and rolling mill capacity of 400,000 tons. A 30 acre site is owned in Salem, Virginia, of which 10 acres were used to provide 51,355 square feet of manufacturing space, until March 1991, when the plant was idled. The Registrant acquired in 1991 a 447 acre tract of land in Franklin County, Virginia, 100 acres of which were transferred to Shredded Products Corporation in a move of shredding operations from its Montvale location. Part of this new Shredded Products property is being used as an approved industrial landfill. The remaining 347 acres of this land, 138 acres of which were sold in 1995, 1997, 1998, 1999, 2001 and 2002, is being marketed as an industrial park for Franklin County.

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

ITEM 3. LEGAL PROCEEDINGS

               None.

               See Note 8, "Commitments and Contingent Liabilities", in Notes to Consolidated Financial Statements contained in the Registrant's 2002 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year covered.

               EXECUTIVE OFFICERS OF THE REGISTRANT

               Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on February 18, 2003.

               The names, ages and positions of all of the executive officers of the Registrant as of October 31, 2002 are listed below with their business experience with the Registrant for the past five years. Officers are elected annually by the Board of Directors at the first meeting of directors following the annual meeting of shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

               Thomas J. Crawford, 47, has served as Secretary of the Registrant since January 1985 and as Vice President-Administration since February 1998; prior thereto, he had served as Assistant Vice President since January 1993, as Manager of Inside Sales since 1984 and as a Sales Representative since 1977. He has 25 years of service with the Registrant.

               Timothy R. Duke, 51, has served as President and Chief Executive Officer of Steel of West Virginia, Inc. ("SWVA"), a wholly-owned subsidiary of the Registrant, since July 1997; prior thereto, he had served as President and Chief Operating Officer of SWVA since October 1996 and as Vice President, Treasurer and Chief Financial Officer of SWVA since February 1988. He has 15 years of service with SWVA.

               Donald R. Higgins, 57, has served as Vice President - Sales of the Registrant since January 1986; prior thereto, he had served as General Sales Manager since 1984 and Assistant Sales Manager since 1978. He has 37 years of service with the Registrant.

               John E. Morris, 61, has served as Vice President - Finance of the Registrant since October 1988 and as Assistant Treasurer since 1985; prior thereto, he had served as Controller since 1971. He has 31 years of service with the Registrant.

               Donald G. Smith, 67, has served as Chairman of the Board of the Registrant since February 1989, as Chief Executive Officer since November 1986, as President and Treasurer since January 1985 and as Director of the Registrant since April 1984; prior thereto, he had served as Vice President - Administration since September 1980 and as Secretary since January 1967. He has 45 years of service with the Registrant.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

               The specific information required by this item is incorporated by reference to the information under the heading "Stock Activity" in the 2002 Annual Report to Stockholders. The Registrant did not, during fiscal year 2002, make any sale of securities not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

               The specific information required by this item is incorporated by reference to the information under the heading "Selected Financial Data" in the 2002 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

               The specific information required by this item is incorporated by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               The specific information required by this item is incorporated by reference to the information under the headings "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The specific information required by this item is incorporated by reference to the information under the headings "Independent Auditors' Report", "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in the 2002 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

               None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The specific information required by this item is incorporated by reference to the information under the heading "Information Concerning Directors and Nominees" in the Proxy Statement dated December 20, 2002, as filed with the Securities and Exchange Commission (the "Commission"), or is included under the heading "Executive Officers of the Registrant" in Part I of this filing on Form 10-K. The disclosure required by Item 405 of Regulation S-K is not applicable.

ITEM 11. EXECUTIVE COMPENSATION

               The specific information required by this item is incorporated by reference to the information under the headings "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Performance Graph" and "Board of Directors and Committees -- Director Compensation" in the Proxy Statement dated December 20, 2002, as filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The specific information required by this item is incorporated by reference to the information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement dated December 20, 2002, as filed with the Commission, and under the heading "Notes to Consolidated Financial Statements" in the 2002 Annual Report to Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                None.

ITEM 14. CONTROLS AND PROCEDURES

               Management, including the Chief Executive and Financial Officer and Chief Accounting Officer, have performed an evaluation of the effectiveness of the Registrant's disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive and Financial Officer and Chief Accounting Officer, have concluded that the Registrant's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as a part of this report:

               (1) The following financial statements filed as part of the 2002 Annual Report to Stockholders are incorporated herein by reference:

                              (a)  Consolidated Balance Sheets
                              (b)  Consolidated Statements of Stockholders' Equity and Comprehensive Earnings (Loss)                               (c)  Consolidated Statements of Earnings (Loss)
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

               (2) Pursuant to Regulation S-K, the following Exhibit Index is added immediately preceding the exhibits filed as part of the subject Form 10-K:

	EXHIBIT INDEX
EXHIBIT NO.	EXHIBIT	PAGE

(3)	(a) Articles of Incorporation, as amended	23

	(b) By-Laws, as amended	24
		Incorporated by reference

(4)	Instruments Defining the Rights of Security Holders	25

(10)	*(a) Executive Officer Incentive Arrangement	26
		Incorporated by reference

	*(b) Roanoke Electric Steel Corporation
	Employees' Stock Option Plan	26
		Incorporated by reference

	*(c) Roanoke Electric Steel Corporation
	Non- Employee Directors' Stock Option Plan	26
		Incorporated by reference

	*(d) Roanoke Electric Steel Corporation Severance Agreements	26

	*(e) SWVA Collective Bargaining Agreement	26
		Incorporated by reference

(13)	2002 Annual Report to Stockholders	27

(21)	Subsidiaries of the Registrant	28

(23)	Independent Auditor's Consent	29

          (b) Reports on Form 8-K.

               There were no reports on Form 8-K filed by the Registrant during the last quarter of the fiscal period covered by the Annual Report.

* Management contract, or compensatory plan or agreement, required to be filed as an Exhibit to this Form 10-K pursuant to Item 15 (c).

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

Date: January 21, 2003

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Donald G. Smith	January 21, 2003
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Executive Officer, Principal
Financial Officer and Director)

/s/ John E. Morris	January 21, 2003
John E. Morris, Vice President - Finance
and Assistant Treasurer (Principal
Accounting Officer)

/s/ George B. Cartledge, Jr.	January 21, 2003
George B. Cartledge, Jr. Director

/s/ Charles W. Steger	January 21, 2003
Charles W. Steger Director

/s/ Frank A. Boxley	January 21, 2003
Frank A. Boxley Director

/s/ Charles I. Lunsford, II	January 21, 2003
Charles I. Lunsford, II Director

CERTIFICATIONS (SECTION 302)

I,   Donald G. Smith  , certify that:

          1. I have reviewed this annual report on Form 10-K of Roanoke Electric Steel Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003

/s/      Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
     (Principal Executive Officer)
     (Principal Financial Officer)

CERTIFICATIONS (SECTION 302)

I,   John E. Morris  , certify that:

          1. I have reviewed this annual report on Form 10-K of Roanoke Electric Steel Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003

/s/     John E. Morris
John E. Morris, Vice President-Finance
and Assistant Treasurer
     (Chief Accounting Officer)

CERTIFICATIONS ( SECTION 906)

Each of the undersigned hereby certifies in his capacity as an officer of Roanoke Electric Steel Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of the Registrant on Form 10-K for the year ended October 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: January 21, 2003

/s/      Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
     (Principal Executive Officer)
     (Principal Financial Officer)

/s/     John E. Morris
John E. Morris, Vice President-Finance
and Assistant Treasurer
     (Chief Accounting Officer)

EXHIBIT NO. 3 (a)

ARTICLES OF INCORPORATION, AS AMENDED

CERTIFICATE OF INCORPORATION
OF
ROANOKE ELECTRIC STEEL CORPORATION

                    This is to certify that we, the undersigned, desire to and do hereby associate to establish a corporation under the provisions and subject to the requirements of the laws in such cases made and provided, and we, by this our certificate of incorporation, set forth as follows:

I

                    The name of the Corporation is to be

                    ROANOKE ELECTRIC STEEL CORPORATION

II

                    The principal office of the Corporation is to be located in the County of Roanoke, Virginia. The post office address is to be Roanoke, Virginia.

III

                    The purposes for which the Corporation is formed are as follows:

(1)	To manufacture, buy, sell or otherwise deal or traffic in iron, steel, manganese, nickel, copper, coal, coke, or other metals or minerals.

(2)	To acquire, own, lease, occupy, use, develop or deal in, any lands containing coal, iron, manganese, nickel, copper, or other minerals, and to mine or otherwise extract or to remove such minerals.

(3)	To apply for, obtain, register, purchase, lease or otherwise to acquire, and to hold, use, own, exercise, develop, operate and introduce, and to sell, assign, grant licenses in respect to, or otherwise dispose of, any trade-marks, trade-names, patents or inventions, improvements or processes used in connection with or secured under letters patent of the United States or elsewhere in relation to any of the other purposes herein stated, and to acquire, use, exercise, or otherwise turn to gain licenses in respect of any such trade-marks, patents, inventions, processes and the like, or any such property or rights.

(4)	To acquire by purchase, subscription or otherwise, and to invest in, hold or dispose of stocks, bonds, securities or other obligations of any other corporation or corporations; domestic or foreign, and while owner of any such stocks, bonds, securities or other obligations to exercise all the rights, powers and privileges of ownership, including the right to vote thereon for any and all purposes; and to do any acts or things for the preservation, protection, improvement or enhancement of the value of any such stocks, bonds, securities or obligations.

(5)	To borrow money; to issue bonds, debentures or obligations of the corporation from time to time, for monies borrowed or in payment for property purchased or for any of the other obligations or purposes of the corporation; to secure the same by mortgage or mortgages or deed or deeds of trust upon or pledge of any or all of the property, rights, privileges, or franchises of the corporation, wheresoever situated, acquired or to be acquired; and to sell or otherwise dispose of any or all such bonds, debentures, and obligations; provided, that no bonded indebtedness, or increase in bonded indebtedness, secured by a lien on any of the property or franchises of the Corporation, shall be created until the creation or increase of such indebtedness be sanctioned by a vote in person or by proxy of a majority in amount of all the stockholders having voting power, present or represented and voting, at a meeting of the stockholders called by the Board of Directors for that purpose pursuant to notice according to law; provided further, that no approval of or submission to the stockholders shall be required for any notes or bonds given for deferred installments of the purchase price of property and secured by deeds of trust, mortgages, or other liens on the property of the Corporation.

(6)	To conduct its business in all or any of its branches in the State of Virginia and in other states of the United States of America, and in the territories and the District of Columbia, and in any or all dependencies, colonies, or possessions of the United States of America and in foreign countries, and for or in connection with such business, to hold, possess, purchase, mortgage and convey real and personal property and to maintain offices and agencies either within or without the State of Virginia.

IN GENERAL, to do any or all of the things and exercise all of the powers hereinabove set forth to the same extent, within the limits of the law pertaining to corporations, as natural persons might or could do and in any part of the world, as principals, agents, contractors, or otherwise, either alone or in company with others, and to carry on any other business connected with the above set forth general purposes consistent with the powers conferred upon corporations by the laws of the State of Virginia. The purposes hereinabove enumerated are intended to be in furtherance of and not in limitation of the powers generally granted to corporations by the laws of the State of Virginia, and nothing herein contained is intended to limit the powers of this corporation to less than those powers granted generally under the law.

IV

                    The capital stock of the Corporation shall consist of common stock of no par value. The maximum amount of capital stock of the Corporation is to be five thousand (5,000) shares of common stock of no par value, and the minimum amount of capital stock of the Corporation is to be five hundred (500) shares of common stock of no par value.

V

                    The period for duration of the Corporation is unlimited.

VI

                    The names and residences of the Directors, who, unless sooner changed by the Stockholders, are for the first year to manage the affairs of the Corporation, are as follows:

Name	Residence
John W. Hancock, Jr.	2801 Avenham Ave., S.W., Roanoke, Virginia
Orran D. Oakey, Jr.	2425 Willow, Western Hills, R. D. 4, Roanoke, Virginia
Barton W. Morris	2406 Wycliffe Avenue, S.W., Roanoke, Virginia
A. Blair Antrim	3105 Somerset Avenue, S.W., Roanoke, Virginia
Charles P. Lunsford	3015 Avenham Avenue, S.W., Roanoke, Virginia
S. Colston Snead, Jr.	701 Red Lane, Salem, Virginia

                    The names, residences and offices of the officers, who, unless sooner changed by the Stockholders, are for the first year to manage the affairs of the Corporation, are as follows

Name	Residence	Office
John W. Hancock, Jr.	2801 Avenham Avenue, S.W., Roanoke, Va.	President and Treasurer
Elizabeth B. Hancock	2801 Avenham Avenue, S.W., Roanoke, Va.	Secretary

VII

                    The amount of real estate to which the holdings of the Corporation are at any time to be limited is fifty thousand (50,000) acres.

                    GIVEN under our hands and seals this   6   day of   April  , 1955.

John W. Hancock, Jr. (SEAL)
Orran D. Oakey, Jr. (SEAL)
Barton W. Morris (SEAL)

STATE OF VIRGINIA )
)	To-wit:
CITY OF ROANOKE )

                    I,   Elizabeth B. Hancock  , a Notary Public in and for the City of Roanoke, State of Virginia, do hereby certify that JOHN W. HANCOCK, JR., ORRAN D. OAKEY, JR. and BARTON W. MORRIS, whose names are signed to the foregoing certificate of incorporation bearing date on the 6 day of April, 1955, have this day personally appeared before me in my City and State aforesaid and acknowledged the same.

                    GIVEN under my hand this   6  day of April, 1955.

                                                                                /s/         Elizabeth B. Hancock
                                                                                                    Notary Public

My Commission expires:
        April 30, 1957

ARTICLES OF AMENDMENT

OF ARTICLES OF INCORPORATION

OF ROANOKE ELECTRIC STEEL CORPORATION

                    These Articles of Amendment are filed pursuant to the provisions of 13.1-58 of the Code of Virginia of 1950 as amended.

(a)	The name of the corporation is ROANOKE ELECTRIC STEEL CORPORATION.

(b)	Article IV of the Articles of Incorporation is amended to read as follows:

"The maximum capital stock of the corporation is to be One Hundred Thousand (100,000) shares of common stock of no par value."

(c)	On October 15, 1958, after proper notice, the proposed amendment was found in the best interests of the corporation and was adopted by the Board of Directors by a vote of six "for" and one absent and not voting. On December 15, 1958, notice was given to each stockholder of record entitled to vote in the manner provided in 13.1 Code of Virginia of 1950 as amended, accompanied by a copy of the proposed amendment, and such proposed amendment was adopted at a regular meeting of the stockholders held pursuant to such notice on January 19, 1959.

(d)	On the date of such meeting, 2720 shares were outstanding and entitled to vote on the proposed amendment.

(e)	On the date of such meeting, 2291 shares were voted in person or by proxy for such amendment, and no shares were voted in person or by proxy against such amendment.

(f)	Such amendment does not effect a change in the amount of stated capital of the corporation.

(g)	Such amendment does not effect a restatement of the Articles of Incorporation.

                     WITNESS the signature of ROANOKE ELECTRIC STEEL CORPORATION by John W. Hancock, Jr., its President, attested by William M. Meador, its Secretary, with its corporate seal duly affixed, this    19    day of January, 1959.

ROANOKE ELECTRIC STEEL CORPORATION

BY: /s/ John W. Hancock, Jr.
John W. Hancock, Jr., President

ATTEST:

/s/    William M. Meador
William M. Meador, Secretary

STATE OF VIRGINIA )
)	To-wit:
CITY OF ROANOKE )

                    I,    Elizabeth G. Dyer   , a Notary Public in and for the City of Roanoke, State of Virginia, do hereby certify that John W. Hancock, Jr., President, and William M. Meador, Secretary, respectively, of the Roanoke Electric Steel Corporation, whose names are affixed to the foregoing Articles of Amendment bearing date on the   19th   day of January, 1959, have each this day personally appeared before me in my City and State aforesaid and acknowledged the same.

                    GIVEN under my hand this   19   day of January, 1959:

                                                                                /s/              Elizabeth G. Dyer
                                                                                                    Notary Public

My Commission expires:
      January 5, 1962

Admitted to record by State Corporation Commission, January 28, 1959.

ARTICLES OF AMENDMENT

TO ARTICLES OF INCORPORATION

OF ROANOKE ELECTRIC STEEL CORPORATION

                    Pursuant to Section 13.1 - 58, Code of Virginia, 1950, as amended, Roanoke Electric Steel Corporation executes Articles of Amendment to its Articles of Incorporation as follows:

(a)	The name of the Corporation is ROANOKE ELECTRIC STEEL CORPORATION.

(b)	The amendment so adopted amends Article IV of the Articles of Incorporation to read as follows:

"The maximum capital stock of the Corporation is to be Six Hundred Thousand (600,000) shares of common stock of no par value."

(c)	The meeting of the Board of Directors at which the amendment was found to be in the best interests of the Corporation and directed to be submitted to a vote at a meeting of stockholders was held on the 6th day of December, 1960. Notice was given to each stockholder of record entitled to vote on the 15th day of December, 1960, such notice being given more than twenty-five and less than fifty days before the date of the meeting and was given in the manner provided in this Act, and was accompanied by a copy of the proposed amendment; the date of the adoption of the amendment by the stockholders was the 16th day of January, 1961.

(d)	The number of shares outstanding and the number of shares entitled to vote on the amendment was 55,330 shares; all shares being common stock of no par value, there was no class entitled to vote thereon as a class.

(e)	The number of shares present in person or by proxy voted for the amendment was 50,925 shares and none against such amendment.

(f)	Such amendment does not effect a change in the amount of stated capital.

(g)	Such amendment does not effect a restatement of the Articles of Incorporation.

                    Witness the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 17th day of January, 1961.

ROANOKE ELECTRIC STEEL CORPORATION

BY: /s/ John W. Hancock, Jr.
President

ATTEST:

/s/    William M. Meador
             Secretary

STATE OF VIRGINIA )
)	To-wit:
CITY OF ROANOKE )

                    I, Elizabeth G. Dyer, a Notary Public in and for the City of Roanoke, State of Virginia, do hereby certify that John W. Hancock, Jr., and William M. Meador, President and Secretary respectively of Roanoke Electric Steel Corporation, have this day personally appeared before me and executed the foregoing Articles of Amendment, and made oath that the matters therein stated are true and correct.

                    Given under my hand this 17th day of January, 1961. My commission expires January 5, 1962.

                                                                                    /s/         Elizabeth G. Dyer
                                                                                                    Notary Public

ARTICLES OF AMENDMENT

TO ARTICLES OF INCORPORATION

OF ROANOKE ELECTRIC STEEL CORPORATION

                    Pursuant to Section 13.1 - 58, Code of Virginia, 1950, as amended, Roanoke Electric Steel Corporation executes Articles of Amendment to its Articles of Incorporation as follows:

(a)	The name of the Corporation is ROANOKE ELECTRIC STEEL CORPORATION.

(b)	The amendment so adopted amends Article IV of the Articles of Incorporation to read as follows:

"The maximum capital stock of the Corporation is to be One Million (1,000,000) shares of common stock of no par value."

(c)	The meeting of the Board of Directors at which the amendment was found to be in the best interests of the Corporation and directed to be submitted to a vote at a meeting of stockholders was held on the 13th day of November, 1968. Notice was given to each stockholder of record entitled to vote on the 16th day of December, 1968, such notice being given more than twenty-five and less than fifty days before the date of the meeting and was given in the manner provided in this Act, and was accompanied by a copy of the proposed amendment; the date of the adoption of the amendment by the stockholders was the 20th day of January, 1969.

(d)	The number of shares outstanding and the number of shares entitled to vote on the amendment was 599,076 shares; all shares being common stock of no par value, there was no class entitled to vote thereon as a class.

(e)	The number of shares present in person or by proxy voted for the amendment was 512,678 shares and none against such amendment.

(f)	Such amendment does not effect a change in the amount of stated capital.

(g)	Such amendment does not effect a restatement of the Articles of Incorporation.

                     Witness the signature of Roanoke Electric Steel Corporation, by its President, with the corporate seal affixed and attested by the Secretary thereof, this 25th day of January, 1969.

ROANOKE ELECTRIC STEEL CORPORATION

BY:/s/ William M. Meador
President

ATTEST:

/s/   Donald G. Smith
          Secretary

STATE OF VIRGINIA )
)	To-wit:
COUNTY OF ROANOKE )

                    I, Estelle S. DeWitt, a Notary Public in and for the County of Roanoke, State of Virginia, do hereby certify that William M. Meador, and Donald G. Smith, President and Secretary respectively of Roanoke Electric Steel Corporation, have this day personally appeared before me and executed the foregoing Articles of Amendment, and made oath that the matters therein stated are true and correct.

                    Given under my hand this 25th day of January, 1969. My commission expires September 19, 1976.

                                                                                    /s/          Estelle S. DeWitt
                                                                                                    Notary Public

ARTICLES OF AMENDMENT

TO THE

ARTICLES OF INCORPORATION

OF

ROANOKE ELECTRIC STEEL CORPORATION

                    Pursuant to Section 13.1-58 of the Code of Virginia, the Articles of Amendment to the Articles of Incorporation of Roanoke Electric Steel Corporation are hereby set forth as follows:

(a)	The name of the corporation is ROANOKE ELECTRIC STEEL CORPORATION.

(b)	The amendment so adopted reads as follows:

"Article IV of the Articles of Incorporation is amended by deleting existing Article IV and substituting in lieu thereof:
"Article IV

"The aggregate number of shares which the corporation shall have authority to issue and the par value per share are as follows:

	Class	No. of Shares	Par Value Per Share
	Common	2,000,000	No Par"

(c)	The date of the meeting of the Board of Directors at which the amendment was found to be in the best interests of the corporation and directed to be submitted to a vote at a meeting of the stockholders was November 12, 1973. The date when notice was given to each stockholder of record entitled to vote was December 20, 1973. Such notice was given in the manner provided by the Virginia Stock Corporation Act and was accompanied by a copy of the proposed amendment. The date of the adoption of the amendment by the stockholders was January 21, 1974.

(d)	The number of shares outstanding is 763,228 shares, each share being entitled to vote on the amendment.

(e)	The number of shares voted for the amendment was 652,250 shares, and the number of shares voted against the amendment was 3,773 shares.

                    Executed this 21st day of January, 1974, by Roanoke Electric Steel Corporation, by its President and Secretary.

ROANOKE ELECTRIC STEEL CORPORATION

BY:/s/ William M. Meador
William M. Meador, President

/s/ Donald G. Smith
Donald G. Smith, Secretary

STATE OF VIRGINIA )
)	To-wit:
COUNTY OF ROANOKE )

                    I, Estelle S. DeWitt, a Notary Public in and for the County of Roanoke, State of Virginia, do hereby certify that William M. Meador, and Donald G. Smith, President and Secretary respectively of Roanoke Electric Steel Corporation, have this day personally appeared before me and executed the foregoing Articles of Amendment, and made oath that the matters therein stated are true and correct.

                    Given under my hand this    21   day of   January  , 1974.

                    My commission expires September 19, 1976.

                                                                                    /s/         Estelle S. DeWitt
                                                                                                    Notary Public

ARTICLES OF AMENDMENT

TO THE

ARTICLES OF INCORPORATION

OF

ROANOKE ELECTRIC STEEL CORPORATION

                    Pursuant to Section 13.1-58 of the Code of Virginia, the Articles of Amendment to the Articles of Incorporation of Roanoke Electric Steel Corporation are hereby set forth as follows:

(a)	The name of the corporation is ROANOKE ELECTRIC STEEL CORPORATION.

(b)	The amendment so adopted reads as follows:

"Article IV of the Articles of incorporation is amended by deleting existing Article IV and substituting in lieu thereof:
"Article IV
"The aggregate number of shares which the corporation shall have authority to issue and the par value per share are as follows:

	Class	No. of Shares	Par Value Per Share
	Common	4,000,000	No Par"

(c)	The date of the meeting of the Board of Directors at which the amendment was found to be in the best interests of the corporation and directed to be submitted to a vote at a meeting of the stockholders was November 20, 1979. The date when notice was given to each stockholder of record entitled to vote was December 21, 1979. Such notice was given in the manner provided by the Virginia Stock Corporation Act and was accompanied by a copy of the proposed amendment. The date of the adoption of the amendment by the stockholders was January 21, 1980.

(d)	The number of shares outstanding is 1,185,065 shares, each share being entitled to vote on the amendment.

(e)	The number of shares voted for the amendment was 1,037,578 shares, and the number of shares voted against the amendment was 8,349 shares.

                    Executed this 25th day of January, 1980, by Roanoke Electric Steel Corporation, by its President and Secretary.

ROANOKE ELECTRIC STEEL CORPORATION

BY:/s/ William M. Meador
William M. Meador, President

/s/ Donald G. Smith
Donald G. Smith, Secretary

STATE OF VIRGINIA )
)	To-wit:
CITY OF ROANOKE )

                    I, C. William Sarver, Jr., a Notary Public in and for the City of Roanoke, State of Virginia, do hereby certify that William M. Meador, and Donald G. Smith, President and Secretary respectively of Roanoke Electric Steel Corporation, have this day personally appeared before me and executed the foregoing Articles of Amendment, and made oath that the matters therein stated are true and correct.

                    Given under my hand this   25  day of   January  , 1980.

                    My commission expires  January 8, 1984 .

                                                                                    /s/    C. William Sarver, Jr.
                                                                                                    Notary Public

ARTICLES OF AMENDMENT
OF THE
ARTICLES OF INCORPORATION
OF
ROANOKE ELECTRIC STEEL CORPORATION

                     Pursuant to § 13.1-710 of the Code of Virginia of 1950, as amended, the Articles of Incorporation of Roanoke Electric Steel Corporation are hereby amended as follows:

A.	The name of the Corporation is: Roanoke Electric Steel Corporation.

B.	The Amendment of the Articles of Incorporation is as follows:

Article IV of the Articles of Incorporation is amended by deleting existing Article IV and substituting in lieu thereof:
"ARTICLE IV
The aggregate number of shares which the Corporation shall have authority to issue and the par value per share are as follows:

	Class	Number of Shares	Par Value Per Share
	Common	10,000,000	No Par"

C.	The amendment was adopted by the shareholders of the Corporation at the annual meeting held January 20, 1986.

D.	The Amendment was proposed by the Board of Directors and submitted to the shareholders in accordance with the provisions of Chapter 9 of Title 13.1 of the Code of Virginia. As of the record date for the annual meeting 2,369,832 shares of the Common Voting Stock of the Corporation were outstanding and entitled to vote. Of the total shares voted, 1,896,227 undisputed votes were cast in favor of the Amendment by the holders of Common Voting Stock, which number was sufficient for approval of the Amendment pursuant to § 13.1-707 of the Code of Virginia of 1950, as amended.

                     Executed this 27 day of January, 1986 on behalf of Roanoke Electric Steel Corporation by its President and Secretary.

ROANOKE ELECTRIC STEEL CORPORATION

BY:/s/ Donald G. Smith
Donald G. Smith, President

/s/ Thomas J. Crawford
Thomas J. Crawford, Secretary

ARTICLES OF AMENDMENT
OF THE ARTICLES OF INCORPORATION
OF ROANOKE ELECTRIC STEEL CORPORATION

                    Pursuant to Section 13.1-710 of the Code of Virginia, the Articles of Amendment of the Articles of Incorporation of Roanoke Electric Steel Corporation are hereby set forth as follows:

(a)	The name of the Corporation is ROANOKE ELECTRIC STEEL CORPORATION.

(b)	The amendment of the Articles of Incorporation is as follows:

Article IV of the Articles of Incorporation, as amended, is amended by adding the following sentence:

"No stockholder shall have any preemptive right to acquire unissued shares of the Corporation's capital stock when issued."

(c)	The amendment was adopted at the Annual Meeting of Shareholders held on January 19, 1987.

(d)	The amendment was proposed by the Board of Directors of the Corporation and submitted to the shareholders in accordance with the requirements of the Virginia stock Corporation Act.

(e)	At the meeting of the shareholders where the proposed amendment was voted upon, a quorum of the shareholders of the Corporation's Common Stock was present, in person or by proxy.

(f)	As of the record date for the Annual Meeting, there were 3,554,706 shares of Common stock of Roanoke Electric Steel Corporation issued and outstanding. 2,667,917 votes were cast "For" the amendment and 157,601 votes were withheld or cast "Against" the amendment. The number of votes cast "For" the amendment was sufficient for approval of the amendment by the shareholders.

                    EXECUTED this 28th day of January, 1987, on behalf of Roanoke Electric Steel Corporation, by its President.

ROANOKE ELECTRIC STEEL CORPORATION

BY:/s/ Donald G. Smith
Donald G. Smith, President

ARTICLES OF AMENDMENT
OF THE ARTICLES OF INCORPORATION
OF ROANOKE ELECTRIC STEEL CORPORATION

                    Pursuant to Section 13.1-710 of the Code of Virginia, the Articles of Amendment of the Articles of Incorporation of Roanoke Electric Steel Corporation are hereby set forth as follows:

A.	The name of the Corporation is Roanoke Electric Steel Corporation.

B.	The Amendment of the Articles of Incorporation is as follows:

                    Article IV of the Articles of Incorporation is amended by deleting existing Article IV and substituting in lieu thereof:
"IV

The aggregate number of shares which the Corporation shall have authority to issue and the par value per share are as follows:

Class	Number of Shares	Par Value Per Share
Common	20,000,000	No Par"

                    Article VI of the Articles of Incorporation is amended by deleting existing Article VI and substituting in lieu thereof:

"VI

(a) The number of directors of the Corporation, not less than five nor more than eleven, shall be fixed by the Bylaws and, in the absence of a Bylaw fixing the number, shall be eleven. Upon the adoption of this Article VI, the directors shall be divided into three classes (A, B and C) as nearly equal in number as possible. The initial term of office for members of Class A shall expire at the annual meeting of shareholders in 1997; the initial term of office for members of Class B shall expire at the annual meeting of shareholders in 1998; and the initial term of office for members of Class C shall expire at the annual meeting of shareholders in 1999. At each annual meeting of shareholders following such initial classification and election, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of shareholders after their election and shall continue to hold office until their respective successors are elected and qualify. In the event of any increase or decrease in the number of directors fixed by the Bylaws, any newly-created directorships and any decrease in directorships shall be so apportioned among the classes by the Board of Directors so as to make all classes as nearly equal in number as possible.

(b) Newly-created directorships resulting from an increase in the number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office, or other cause shall be filled by the affirmative vote of a majority of the directors then in office, whether or not a quorum. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director. A director may be removed from office only for a cause."

C.	The Amendment was adopted at the Annual Meeting of Shareholders held on February 20, 1996.

D.	The Amendment was proposed by the Board of Directors of the Corporation and submitted to the shareholders in accordance with the requirements of the Virginia Stock Corporation Act.

E.	The only voting group entitled to vote on the Amendment is the holders of the Corporation's common stock. As of December 12, 1995, the record date for the Annual Meeting, there were 8,076,897 shares of common stock of the Corporation issued and outstanding and entitled to vote. 7,258,843 votes were cast "for" the Amendment to Article IV, and 135,567 votes were withheld or cast "against" such Amendment. 5,391,480 votes were cast "for" the Amendment to Article VI, and 1,298,924 votes were withheld or cast against such Amendment. The number of votes cast "for" the Amendments to Article IV and Article VI, respectively, was sufficient for approval of the Amendment by shareholders.

                    EXECUTED this 6 day of March, 1996, on behalf of Roanoke Electric Steel Corporation, by its President.

ROANOKE ELECTRIC STEEL CORPORATION

BY:/s/ Donald G. Smith
Donald G. Smith, President

EXHIBIT NO. 3 (b)

BY-LAWS, AS AMENDED

          Incorporated by reference to the previously filed Form 10-K for October 31, 2001 on file in the Commission office.

EXHIBIT NO. 4

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

          Pursuant to Item 601(b) (4) (iii) of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission, upon request, copies of the instruments defining the rights of holders of the long-term debt of Roanoke Electric Steel Corporation and its subsidiaries described in its 2002 Annual Report to Stockholders and Form 10-K.

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

* (d)
ROANOKE ELECTRIC STEEL CORPORATION SEVERANCE AGREEMENTS

          THIS AGREEMENT ("Agreement") dated as of  November 1, 2001, by and between Roanoke Electric Steel Corporation, 102 Westside Boulevard, N.W., Roanoke, Virginia 24017, a Virginia corporation (the "Company"), and Donald G. Smith , (the "Executive")  415 Canterbury Lane SW, Roanoke, VA 24014 (address).

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

          2.     In order to protect the Executive against the possible consequences of a Change in Control and thereby induce the Executive to continue to serve as   Chairman, President, Treasurer & CEO  of the Company and/or in such other office or position to which he may be elected, the Company agrees that if (a) a Change in Control occurs and (b) the Executive leaves the employment of the Company for whatever reason (except because of the Executive's death or Retirement, discharge by the Company for Cause or Disability, or voluntary termination by the Executive other than for Good Reason) within thirty-six (36) months after such Change in Control:

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

          7.     This Agreement shall commence on the date hereof. Prior to a Change in Control, this Agreement shall terminate if the Executive shall resign voluntarily, Retire, become Disabled, voluntarily take another position requiring a substantial portion of his time, or die. This Agreement shall also terminate if the Executive's employment as an officer of the Company shall have been terminated for any reason by the Board as constituted prior to any Change in Control. Notwithstanding anything in this Agreement to the contrary, this Agreement shall continue in effect for at least a period of thirty-six (36) months beyond the date of a Change in Control, if one shall have occurred during the term of this Agreement.

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

ROANOKE ELECTRIC STEEL CORPORATION

By /s/ Donald G. Smith
Donald G. Smith
Its: Chairman, President, Treasurer
& Chief Executive Officer

Witness:	EXECUTIVE
/s/ Carolyn J. Walker	/s/ Donald G. Smith
Donald G. Smith
Carolyn J. Walker
Print Name

EXHIBIT A
To
Agreement between   Donald G. Smith   (the "Executive") and
Roanoke Electric Steel Corporation
Dated   November 1, 2001

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

ROANOKE ELECTRIC STEEL CORPORATION

By /s/ Donald G. Smith
Donald G. Smith
Its: Chairman, President, Treasurer
& Chief Executive Officer

Witness:	EXECUTIVE
/s/ Carolyn J. Walker	/s/ Donald G. Smith
Donald G. Smith
Carolyn J. Walker
Print Name

          THIS AGREEMENT ("Agreement") dated as of  November 1, 2001, by and between Roanoke Electric Steel Corporation, 102 Westside Boulevard, N.W., Roanoke, Virginia 24017, a Virginia corporation (the "Company"), and Donald R. Higgins , (the "Executive") 5014 Hunting Hills Circle S. W., Roanoke, VA 24014 (address) .

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

          2.     In order to protect the Executive against the possible consequences of a Change in Control and thereby induce the Executive to continue to serve as   Vice President - Sales   of the Company and/or in such other office or position to which he may be elected, the Company agrees that if (a) a Change in Control occurs and (b) the Executive leaves the employment of the Company for whatever reason (except because of the Executive's death or Retirement, discharge by the Company for Cause or Disability, or voluntary termination by the Executive other than for Good Reason) within thirty-six (36) months after such Change in Control:

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

          7.     This Agreement shall commence on the date hereof. Prior to a Change in Control, this Agreement shall terminate if the Executive shall resign voluntarily, Retire, become Disabled, voluntarily take another position requiring a substantial portion of his time, or die. This Agreement shall also terminate if the Executive's employment as an officer of the Company shall have been terminated for any reason by the Board as constituted prior to any Change in Control. Notwithstanding anything in this Agreement to the contrary, this Agreement shall continue in effect for at least a period of thirty-six (36) months beyond the date of a Change in Control, if one shall have occurred during the term of this Agreement.

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

ROANOKE ELECTRIC STEEL CORPORATION

By /s/ Donald G. Smith
Donald G. Smith
Its: Chairman, President, Treasurer
& Chief Executive Officer

Witness:	EXECUTIVE
/s/ Carolyn J. Walker	/s/ Donald R. Higgins
Donald R. Higgins
Carolyn J. Walker
Print Name

EXHIBIT A
To
Agreement between  Donald R. Higgins  (the "Executive") and
Roanoke Electric Steel Corporation
Dated  November 1, 2001

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

ROANOKE ELECTRIC STEEL CORPORATION

By /s/ Donald G. Smith
Donald G. Smith
Its: Chairman, President, Treasurer
& Chief Executive Officer

Witness:	EXECUTIVE
/s/ Carolyn J. Walker	/s/ Donald R. Higgins
Donald R. Higgins
Carolyn J. Walker
Print Name

          THIS AGREEMENT ("Agreement") dated as of  November 1, 2001, by and between Roanoke Electric Steel Corporation, 102 Westside Boulevard, N.W., Roanoke, Virginia 24017, a Virginia corporation (the "Company"), and  John E. Morris ,  (the "Executive") 1783 Laurel Mountain Drive, Salem, VA 24153 (address).

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

          2.     In order to protect the Executive against the possible consequences of a Change in Control and thereby induce the Executive to continue to serve as   Vice President - Finance   of the Company and/or in such other office or position to which he may be elected, the Company agrees that if (a) a Change in Control occurs and (b) the Executive leaves the employment of the Company for whatever reason (except because of the Executive's death or Retirement, discharge by the Company for Cause or Disability, or voluntary termination by the Executive other than for Good Reason) within thirty-six (36) months after such Change in Control:

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

          7.     This Agreement shall commence on the date hereof. Prior to a Change in Control, this Agreement shall terminate if the Executive shall resign voluntarily, Retire, become Disabled, voluntarily take another position requiring a substantial portion of his time, or die. This Agreement shall also terminate if the Executive's employment as an officer of the Company shall have been terminated for any reason by the Board as constituted prior to any Change in Control. Notwithstanding anything in this Agreement to the contrary, this Agreement shall continue in effect for at least a period of thirty-six (36) months beyond the date of a Change in Control, if one shall have occurred during the term of this Agreement.

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

ROANOKE ELECTRIC STEEL CORPORATION

By /s/ Donald G. Smith
Donald G. Smith
Its: Chairman, President, Treasurer
& Chief Executive Officer

Witness:	EXECUTIVE
/s/ Carolyn J. Walker	/s/ John E. Morris
John E. Morris
Carolyn J. Walker
Print Name

EXHIBIT A
To
Agreement between   John E. Morris  (the "Executive") and
Roanoke Electric Steel Corporation
Dated  November 1, 2001

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

ROANOKE ELECTRIC STEEL CORPORATION

By /s/ Donald G. Smith
Donald G. Smith
Its: Chairman, President, Treasurer
& Chief Executive Officer

Witness:	EXECUTIVE
/s/ Carolyn J. Walker	/s/ John E. Morris
John E. Morris
Carolyn J. Walker
Print Name

          THIS AGREEMENT ("Agreement") dated as of  November 1, 2001, by and between Roanoke Electric Steel Corporation, 102 Westside Boulevard, N.W., Roanoke, Virginia 24017, a Virginia corporation (the "Company"), and Thomas J. Crawford , (the "Executive") 809 Scott Circle, Salem, VA 24153  (address).

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

          2.     In order to protect the Executive against the possible consequences of a Change in Control and thereby induce the Executive to continue to serve as   Vice President - Administration & Secretary   of the Company and/or in such other office or position to which he may be elected, the Company agrees that if (a) a Change in Control occurs and (b) the Executive leaves the employment of the Company for whatever reason (except because of the Executive's death or Retirement, discharge by the Company for Cause or Disability, or voluntary termination by the Executive other than for Good Reason) within thirty-six (36) months after such Change in Control:

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

          7.     This Agreement shall commence on the date hereof. Prior to a Change in Control, this Agreement shall terminate if the Executive shall resign voluntarily, Retire, become Disabled, voluntarily take another position requiring a substantial portion of his time, or die. This Agreement shall also terminate if the Executive's employment as an officer of the Company shall have been terminated for any reason by the Board as constituted prior to any Change in Control. Notwithstanding anything in this Agreement to the contrary, this Agreement shall continue in effect for at least a period of thirty-six (36) months beyond the date of a Change in Control, if one shall have occurred during the term of this Agreement.

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

ROANOKE ELECTRIC STEEL CORPORATION

By /s/ Donald G. Smith
Donald G. Smith
Its: Chairman, President, Treasurer
& Chief Executive Officer

Witness:	EXECUTIVE
/s/ Carolyn J. Walker	/s/ Thomas J. Crawford
Thomas J. Crawford
Carolyn J. Walker
Print Name

EXHIBIT A
To
Agreement between  Thomas J. Crawford  (the "Executive") and
Roanoke Electric Steel Corporation
Dated  November 1, 2001

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

ROANOKE ELECTRIC STEEL CORPORATION

By /s/ Donald G. Smith
Donald G. Smith
Its: Chairman, President, Treasurer
& Chief Executive Officer

Witness:	EXECUTIVE
/s/ Carolyn J. Walker	/s/ Thomas J. Crawford
Thomas J. Crawford
Carolyn J. Walker
Print Name

          THIS AGREEMENT ("Agreement") dated as of  November 1, 2001, by and between Roanoke Electric Steel Corporation, 102 Westside Boulevard, N.W., Roanoke, Virginia 24017, a Virginia corporation (the "Company"), and
Timoth R. Duke , (the "Executive") 24 Marne Drive, Huntington, WV 25705  (address).

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

          2.     In order to protect the Executive against the possible consequences of a Change in Control and thereby induce the Executive to continue to serve as   President & CEO, Steel of West Virginia, Inc. and Subsidiaries   of the Company and/or in such other office or position to which he may be elected, the Company agrees that if (a) a Change in Control occurs and (b) the Executive leaves the employment of the Company for whatever reason (except because of the Executive's death or Retirement, discharge by the Company for Cause or Disability, or voluntary termination by the Executive other than for Good Reason) within thirty-six (36) months after such Change in Control:

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

          7.     This Agreement shall commence on the date hereof. Prior to a Change in Control, this Agreement shall terminate if the Executive shall resign voluntarily, Retire, become Disabled, voluntarily take another position requiring a substantial portion of his time, or die. This Agreement shall also terminate if the Executive's employment as an officer of the Company shall have been terminated for any reason by the Board as constituted prior to any Change in Control. Notwithstanding anything in this Agreement to the contrary, this Agreement shall continue in effect for at least a period of thirty-six (36) months beyond the date of a Change in Control, if one shall have occurred during the term of this Agreement.

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

ROANOKE ELECTRIC STEEL CORPORATION

By /s/ Donald G. Smith
Donald G. Smith
Its: Chairman, President, Treasurer
& Chief Executive Officer

Witness:	EXECUTIVE
/s/ Carolyn J. Walker	/s/ Timothy R. Duke
Timothy R. Duke
Carolyn J. Walker
Print Name

EXHIBIT A
To
Agreement between  Timothy R. Duke  (the "Executive") and
Roanoke Electric Steel Corporation
Dated  November 1, 2001

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

ROANOKE ELECTRIC STEEL CORPORATION

By /s/ Donald G. Smith
Donald G. Smith
Its: Chairman, President, Treasurer
& Chief Executive Officer

Witness:	EXECUTIVE
/s/ Carolyn J. Walker	/s/ Timothy R. Duke
Timothy R. Duke
Carolyn J. Walker
Print Name

* (e)
SWVA COLLECTIVE BARGAINING AGREEMENT

          Incorporated by reference to the previously filed Form 10-Q for July 31, 2002 on file in the Commission office.

* Management contract, or compensatory plan or agreement, required to be filed as an Exhibit to this Form 10-K pursuant to Item 15 (c).

EXHIBIT NO. 13

2002 ANNUAL REPORT TO STOCKHOLDERS

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

EXHIBIT NO. 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-27359, 33-35243, 333-25299 and 333-49525 of Roanoke Electric Steel Corporation on Form S-8 of our report dated November 15, 2002, incorporated by reference in the Annual Report on Form 10-K of Roanoke Electric Steel Corporation for the year ended October 31, 2002.

Deloitte & Touche LLP

Raleigh, North Carolina
January 21, 2003