Form 10-Q
period 2003-01-31
ROANOKE ELECTRIC STEEL CORP
filed 2003-03-13
CIK 84278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Yes       x            No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       x             No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of January 31, 2003.

10,942,813 Shares outstanding

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

CONTENTS

		Page
1. Part I	- Financial Information	3 - 15
Item 1.	Financial Statements

a.	Consolidated Balance Sheets	3
b.	Consolidated Statements of Loss	4
c.	Consolidated Statements of Cash Flows	5
d.	Notes to Consolidated Financial Statements	6 - 9
e.	Independent Accountants' Review Report	10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

2. Part II	- Other Information	16
Item 1.	Legal Proceedings	16
Item 6.	Exhibits and Reports on Form 8-K	16

3. Signatures and Certifications		17 - 20

4. Exhibit Index pursuant to Regulation S-K		21

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Balance Sheets
ASSETS
	(Unaudited)
	January 31,	October 31,
	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$4,985,985	$12,051,362
Investments	3,640,560	14,104,019
Accounts receivable, net of allowances of
$2,078,700 in 2003 and $1,863,746 in 2002	35,229,612	40,301,324
Refundable income taxes	5,174,535	4,178,418
Inventories	62,776,830	62,362,602
Prepaid expenses	2,669,634	1,118,692
Deferred income taxes	4,330,671	4,330,671
Total current assets	118,807,827	138,447,088
PROPERTY, PLANT AND EQUIPMENT
Land	7,977,522	7,977,522
Buildings	44,466,848	44,466,848
Other property and equipment	175,224,156	174,975,640
Assets under construction	2,334,514	2,023,915
Total	230,003,040	229,443,925
Less--accumulated depreciation	97,252,548	93,518,440
Property, plant and equipment, net	132,750,492	135,925,485
GOODWILL	13,868,647	13,868,647
OTHER ASSETS	1,749,513	1,476,353
TOTAL ASSETS	$267,176,479	$289,717,573

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$3,792,278	$15,042,755
Accounts payable	16,410,468	16,892,695
Dividends payable	547,141	547,141
Employees' taxes withheld	458,862	329,926
Accrued profit sharing contribution	114,802	604,723
Accrued wages and expenses	10,091,823	10,354,029
Total current liabilities	31,415,374	43,771,269
LONG-TERM DEBT
Notes payable	75,074,661	93,835,033
Less--current portion	3,792,278	15,042,755
Total long-term debt	71,282,383	78,792,278
DEFERRED INCOME TAXES	30,242,171	30,481,620
OTHER LIABILITIES	5,559,131	5,683,708
STOCKHOLDERS' EQUITY
Common stock--no par value--authorized 20,000,000
shares, issued 12,215,927 shares	4,394,889	4,394,889
Retained earnings	126,270,957	128,719,560
Accumulated other comprehensive loss	(1,170,558)	(1,307,883)
Total	129,495,288	131,806,566
Less--treasury stock, 1,273,114 shares -- at cost	817,868	817,868
Total stockholders' equity	128,677,420	130,988,698
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$267,176,479	$289,717,573

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Loss

	(Unaudited)
	Three Months Ended
	January 31,
	2003	2002

SALES	$61,129,954	$57,939,910

COST OF SALES	58,056,795	58,594,675

GROSS EARNINGS (LOSS)	3,073,159	(654,765)

OTHER OPERATING EXPENSES (INCOME)
Administrative	5,225,018	5,616,040
Interest, net	1,462,984	1,707,949
Profit sharing	80,400	149,500
Antitrust litigation settlement	(520,960)	---
Total	6,247,442	7,473,489

LOSS BEFORE INCOME TAXES	(3,174,283)	(8,128,254)

INCOME TAX BENEFIT	(1,272,821)	(3,253,712)

NET LOSS	$(1,901,462)	$(4,874,542)

Net loss per share of common stock:
Basic	$(0.17)	$(0.45)
Diluted	$(0.17)	$(0.45)

Cash dividends per share of common stock	$0.05	$0.10

Weighted average number of common shares outstanding :
Basic	10,942,813	10,912,052
Diluted	10,958,945	10,955,246

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended
	January 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,901,462)	$(4,874,542)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Deferred compensation liability	7,269	36,617
Postretirement liabilities	102,669	57,108
Depreciation and amortization	4,039,182	4,176,849
Loss on sale of investments and property, plant and equipment	70,223	1,344
Deferred income taxes	(331,000)	(162,304)
Changes in assets and liabilities which provided
(used) cash, exclusive of changes shown separately	1,005,007	4,396,220
Net cash provided by operating activities	2,991,888	3,631,292

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(569,515)	(634,251)
Proceeds from sale of property, plant and equipment	330	---
(Purchase) sale of investments	10,388,643	(256,956)
Other	(49,695)	(12,092)
Net cash provided by (used in) investing activities	9,769,763	(903,299)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(547,141)	(1,091,219)
Increase in dividends payable	---	63
Proceeds from exercise of common stock options	---	6,563
Payment of funded debt	(18,760,372)	(15,009,579)
Loan cost	(285,000)	---
Interest rate swap termination fee	(234,515)	---
Net cash used in financing activities	(19,827,028)	(16,094,172)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,065,377)	(13,366,179)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,051,362	26,106,683

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,985,985	$12,740,504

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
(USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$5,071,712	$2,478,202
(Increase) decrease in refundable income taxes	(996,117)	(2,207,791)
(Increase) decrease in inventories	(414,228)	7,575,968
(Increase) decrease in prepaid expenses	(1,550,942)	(715,331)
Increase (decrease) in accounts payable	(482,227)	(327,717)
Increase (decrease) in employees' taxes withheld	128,936	90,887
Increase (decrease) in accrued profit sharing contribution	(489,921)	(622,915)
Increase (decrease) in accrued wages and expenses	(262,206)	(1,875,083)
Total	$1,005,007	$4,396,220

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Consolidated Financial Statements

January 31, 2003

Note 1.	In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 31, 2003 and the results of operations and cash flows for the three months ended January 31, 2003 and 2002.

Note 2.	Inventories include the following major classifications:

	(Unaudited)
	January 31,	October 31,
	2003	2002
Scrap steel	$4,170,378	$5,277,486
Melt supplies	3,073,847	2,796,460
Billets	9,151,731	10,334,185
Mill supplies	3,751,736	3,972,626
Work-in-process	6,844,514	6,919,731
Finished steel	35,784,624	33,062,114
Total inventories	$62,776,830	$62,362,602

Note 3.

Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Basic loss per share and diluted loss per share calculated in accordance with SFAS No. 128 are presented in the consolidated statements of loss.

Note 4.	The components of comprehensive loss were as follows:
	(Unaudited) Three Months Ended January 31,

	2003	2002
Net loss	$(1,901,462)	$(4,874,542)
Change in derivative financial instruments	---	1,118,810
Amortization of past hedging relationships	137,325	---
Total comprehensive loss	$(1,764,137)	$(3,755,732)

Note 5.	The Company's business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and reinforcing bars and billets.

	Financial Information Relating to Classes of Products

	(Unaudited) Three Months Ended January 31,

	2003	2002
Sales to unaffiliated customers:
Merchant steel and specialty steel sections	$42,741,760	$36,809,747
Bar joists and rebar	15,726,863	18,953,947
Billets	2,661,331	2,176,216
Total consolidated sales	$61,129,954	$57,939,910

Note 6.	Supplemental cash flow information:

	(Unaudited)
	Three Months Ended
	January 31,
	2003	2002
Cash paid (refunded) during the period for:
Interest	$1,641,247	$2,027,840
Income taxes (net of cash received)	$54,296	$(883,617)

Note 7.	In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, establishing standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. Effective November 1, 2000, the Company adopted the policy of accounting and reporting the fair value of derivatives used as cash flow hedging activities, as referred to in SFAS 133, through other comprehensive income.

For certain hedging relationships, SFAS 133 eliminates special accounting formerly provided by U.S. GAAP. The Company has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. Since the Company's prior swap agreements met the required criteria necessary to use special hedge accounting, the Company recorded a $976,022 after-tax earnings adjustment for the quarter ended January 31, 2002, through other comprehensive loss, as a result of the change in the fair value of these swap instruments. As of April 1, 2002, the Company effected an early termination, or unwind, of its interest rate swap agreements, resulting in the conversion of fixed-rate debt into variable-rate borrowings. This swap unwind created a termination fee of $3,000,179 due the Lender, to be paid over the remaining term of the debt. For the quarter ended January 31, 2003, the reclassification, and subsequent amortization, of these past hedging relationships resulted in the Company recording an after-tax earnings adjustment of $137,325 through other comprehensive loss. Due to fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Company plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings or other comprehensive income (loss).

In the 2001 third quarter, the Company entered into a one-year derivative financial instruments to minimize the exposure of price risk related to certain natural gas purchases used in the manufacturing process. The contracts used to mitigate the price risk related to natural gas purchases were designated as effective cash flow hedges for a portion of the natural gas usage over the period in the agreement. Unrealized gains and losses associated with marking the contracts to market were recorded as a component of other comprehensive income (loss) and included in the stockholders' equity section of the balance sheet as part of accumulated comprehensive income (loss). These gains and losses were recognized in earnings in the month in which the related natural gas was used, or in the month a hedge was determined to be ineffective. For the quarter ended January 31, 2002, the Company recorded an after-tax earnings adjustment of $142,788 through other comprehensive loss, related to future transactions, which were expected to be recognized in earnings within the one-year contract term. The cash flow hedge became ineffective on April 30, 2002, with the maturity, and termination, of both the gas and commodity derivative contracts.

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

Note 9.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was issued, addressing financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and, instead, requires goodwill to be tested for impairment, at least annually, and more frequently if an event occurs which indicates the goodwill may be impaired. At fiscal year-end October 31, 2001, the Company had net goodwill of $13,868,647, accumulated amortization of $2,328,313 and had incurred $809,848 in goodwill amortization in the statement of operations for the year then ended. The Company early adopted SFAS 142 on November 1, 2001 and, subsequently, ceased goodwill amortization. The Company completed the first step of the transitional goodwill impairment test and determined that the fair value exceeded the recorded book value at October 31, 2001 and, thus, no goodwill impairment loss existed. Ongoing, the Company intends to perform its impairment testing during the third quarter of each year. Any subsequent impairment losses, if any, will be reflected in operating income in the statement of earnings. The Company has reevaluated its impairment testing of goodwill during the 2002 third quarter and determined that no goodwill impairment loss existed as of July 31, 2002. The carrying value of goodwill is periodically reviewed based upon an assessment of operations of the acquired entity. Such a review was performed as of January 31, 2003, with findings of no impairment loss.

Note 10.

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued, addressing financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset. The provisions of SFAS 143 became effective with the Company's adoption of the statement on November 1, 2002. Application of the statement encompasses an industrial landfill located on the site of the Company's subsidiary, Shredded Products Corporation, which will operate for another ten to fifteen years before closing. Costs associated with both the future landfill closure and post-closure landfill monitoring could be significant, but, at present, have not been determined.

Note 11.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, establishing an accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadening the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS 144 on November 1, 2002, and reevaluated its disposition policy concerning long-lived assets. Upon periodic reviews, and as of January 31, 2003, the Company's long-lived assets have been accounted for in accordance with SFAS 144, with no material impact on its operations and financial position.

Note 12.

In April 2002, SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002", was issued, rescinding SFAS 4 which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and loses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30, " Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company's November 1, 2002 adoption and implementation of SFAS 145 had no significant effect on its results of operations or financial condition.

Note 13.

In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued, requiring companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has seen no material impact on its results of operations or financial condition since the adoption of SFAS 146 on November 1, 2002.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation (the "Corporation") and subsidiaries as of January 31, 2003, and the related consolidated statements of loss and cash flows for the three-month periods ended January 31, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Corporation and subsidiaries as of October 31, 2002, and the related consolidated statements of loss, stockholders' equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated November 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

     February 20, 2003
     Raleigh, North Carolina

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of loss.

A summary of the period to period changes in the principal items included in the consolidated statements of loss is shown below:

	Comparison of Increases (Decreases)
	Three Months Ended January 31,
	2003 and 2002
	Amount	Percent
Sales	3,190,044	5.5
Cost of sales	(537,880)	(0.9)
Administrative expenses	(391,022)	(7.0)
Interest expense	(244,965)	(14.3)
Profit sharing expense	(69,100)	(46.2)
Antitrust settlement income	520,960	*
Loss before income taxes	4,953,971	*
Income tax benefit	1,980,891	*
Net loss	2,973,080	*

* Cannot be calculated

RESULTS OF OPERATIONS

Sales for the quarter increased, mainly, as a result of improvements in selling prices for merchant bar products, specialty steel sections and billets, together with increased tons shipped of specialty products and billets. However, sales were negatively impacted by declines in shipment levels for both bar and fabricated products, and reduced selling prices for fabricated products. The improvement in merchant bar product selling prices was due, mainly, to rising scrap steel costs which prompted several industry-wide price increases in mid 2002. Business conditions within the steel industry remained weak, bringing lower demand, which resulted in the decrease in bar shipments during the quarter. Improved economic conditions, within certain niche markets, brought increased demand and higher shipment levels for specialty steel products. Average selling prices for specialty steel sections rose during the period, as competitive conditions eased within a major market segment, and product mix improved. Billet selling prices increased, as a sharp rise in scrap prices triggered changes in billet pricing, but demand remained low and billet shipments increased only slightly. The decline in fabricated product selling prices during the quarter was caused by continued intense competition within the commercial construction industry. Business conditions remained depressed, causing a further slowdown in non-residential construction activity, which resulted in the reduction of fabricated product shipments. Cost of sales declined, mainly, as a result of the decreased tons shipped for merchant bar products and fabricated products, in spite of both increased specialty steel and billet shipments and higher costs of scrap steel, our main raw material. Gross profit as a percentage of sales increased to 5.0% from the negative level of last year's quarter, primarily, as a result of the higher selling prices for bar and specialty products and billets, coupled with the effects of increased raw steel and bar production levels on costs, which more than offset the higher scrap costs and lower fabricated product selling prices. The improvements in gross earnings and net losses for the quarter resulted, for the most part, from the higher gross profit margins at the increased shipment levels for specialty steel products and lower other operating expenses. Administrative expenses decreased due, mainly, to reduced executive and other management compensation, and lower expenses for insurance and directors' fees, which more than offset higher professional fees and bad debts. Administrative expenses, as a percentage of sales, dropped from 9.7% in 2002 to 8.6% in 2003, as a result of the improvement in sales and the decreased expenses. Interest expense decreased, primarily, due to reduced average borrowings and lower average interest rates, which more than offset lower interest income. Profit sharing expense is based on earnings before income taxes in accordance with provisions of the Company's various retirement plans. For the quarter, two plans provided no benefits due to adjusted losses under plan provisions, while a third plan accrued benefits resulting from incurred earnings on calculations provided by plan language. During the current quarter, other operating expenses were reduced by $520,960, as a result of a partial settlement received in conjunction with the ongoing antitrust litigation against the Company's graphite electrode suppliers. The effective income tax rate was relatively constant for the quarter, as compared to last year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $7,283,366 during the period to $87,392,453 as capital expenditures, dividends and changes to long-term debt amounting to $569,515, $547,141 and $7,509,895, respectively, exceeded working capital provided from operations. The current ratio of 3.8 to 1 and the quick ratio of 1.6 to 1 both indicate ample liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments total $8,626,545, and combined with cash flows from operations, should provide the liquidity and capital resources necessary to remain competitive, fund operations and meet required debt retirement. However, the Company modified certain provisions of its credit agreement in January, 2003. The modification resulted in the prepayment of $15,000,000 of debt, which will negatively affect future liquidity and capital resources. Also, the modification made certain financial covenants less restrictive and lowered total funded debt to $75,074,661.

At January 31, 2003, there were commitments for the purchase of property, plant and equipment of approximately $810,000. In addition, during the 2002 second quarter, the Company unwound the balance of its interest rate swap and was obligated to pay over the remaining term of the debt a termination fee of $3,000,179, of which there was a remaining balance to be paid of $2,023,463 at January 31, 2003. These commitments, together with current debt maturities, will affect future earnings, working capital and liquidity, and will be financed from internally generated funds and existing cash reserves.

The termination of the interest rate swap, that was accounted for as a hedge, effectively converted $75,000,000 of fixed-rate debt into variable-rate borrowings, placing the Company at risk for future increases in market interest rates. However, the conversion to currently lower variable rates has resulted in interest savings of $2,095,926 to date.

The Company has no material off-balance sheet financing arrangements nor does it have any transactions, arrangements or other relationships with any unconsolidated structured finance or special purpose entities.

During the quarter, the ratio of debt to equity decreased to 1.1 to 1, and the percentage of long-term debt to total capitalization declined to 35.6%, due to current changes of $7,509,895 reducing long-term debt to $71,282,383, eventhough stockholders' equity declined to $128,677,420 as the net loss of $1,901,462 and dividends of $547,141 exceeded the recognition of unrealized gains on past hedging relationships of $137,325.

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

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include economic and industry conditions, timing of the recovery within our steel markets, availability and prices of utilities, supplies and raw materials, prices of steel products, foreign and domestic competition, foreign trade policies affecting imports and exports, governmental regulations, interest rates, inflation, labor relations, environmental concerns and compliance issues, and others.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in Form 10-K for fiscal year ended October 31, 2002, as previously filed with the commission. There has been no material changes to that information required to be disclosed in this 1st quarter 10-Q filing, except the required disclosure for SFAS 133, as reported in Note 7.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Management, including the Chief Executive and Financial Officer and Chief Accounting Officer, have performed an evaluation of the effectiveness of the Registrant's disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive and Financial Officer and Chief Accounting Officer, have concluded that the Registrant's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by the Registrant on Form 10-K for fiscal year ended October 31, 2002, as previously filed with the Commission.

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

ROANOKE ELECTRIC STEEL CORPORATION
Registrant

Date	February 20, 2003	/s/ Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Financial Officer)

Date	February 20, 2003	/s/ John E. Morris
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

Date:   February 20, 2003

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

Date: February 20, 2003

         /s/   John E. Morris
        John E. Morris, Vice President-Finance
                  and Assistant Treasurer
               (Chief Accounting Officer)

CERTIFICATIONS ( SECTION 906)

Each of the undersigned hereby certifies in his capacity as an officer of Roanoke Electric Steel Corporation (the "Company"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of the Company on Form 10-Q for the quarter ended January 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    February 20, 2003

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