Form 10-Q
period 2003-04-30
ROANOKE ELECTRIC STEEL CORP
filed 2003-06-13
CIK 84278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Yes   x    No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of
April 30, 2003.

  10,942,813   Shares outstanding

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

CONTENTS

		Page
1. Part I	- Financial Information	3 - 18
Item 1.	Financial Statements

a.	Consolidated Balance Sheets	3
b.	Consolidated Statements of Loss	4
c.	Consolidated Statements of Cash Flows	5
d.	Notes to Consolidated Financial Statements	6 - 11
e.	Independent Accountants' Review Report	12

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

2. Part II	- Other Information	19
Item 1.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 6.	Exhibits and Reports on Form 8-K	19

3.	Signatures and Certifications	20 - 22

4.	Exhibit Index pursuant to Regulation S-K	23

5.	Exhibits
a. Certifications (Section 906)		24

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Balance Sheets
ASSETS
	(Unaudited)
	April 30,	October 31,
	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$10,567,787	$12,051,362
Investments	3,134,134	14,104,019
Accounts receivable, net of allowances of
$3,127,717 in 2003 and $1,863,746 in 2002	40,316,882	40,301,324
Refundable income taxes	2,055,894	4,178,418
Inventories	61,201,481	62,362,602
Prepaid expenses	1,825,215	1,118,692
Deferred income taxes	4,330,671	4,330,671
Total current assets	123,432,064	138,447,088
PROPERTY, PLANT AND EQUIPMENT
Land	7,977,522	7,977,522
Buildings	44,477,276	44,466,848
Manufacturing machinery and equipment	138,287,251	137,910,429
Trucks and forklifts	7,251,970	7,272,660
Fabricating plant equipment	18,551,263	18,513,052
Land improvements	8,954,012	8,656,589
Office equipment	2,639,729	2,622,910
Assets under construction	2,807,547	2,023,915
Total	230,946,570	229,443,925
Less--accumulated depreciation	100,924,855	93,518,440
Property, plant and equipment, net	130,021,715	135,925,485
GOODWILL	13,868,647	13,868,647
OTHER ASSETS	2,313,204	1,476,353
TOTAL ASSETS	$269,635,630	$289,717,573

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,792,278	$15,042,755
Accounts payable	20,696,719	16,892,695
Dividends payable	547,141	547,141
Employees' taxes withheld	335,233	329,926
Accrued profit sharing contribution	186,988	604,723
Accrued wages and expenses	10,579,420	10,354,029
Total current liabilities	36,137,779	43,771,269
LONG-TERM DEBT
Notes payable	75,064,080	93,835,033
Less--current portion	3,792,278	15,042,755
Total long-term debt	71,271,802	78,792,278
DEFERRED INCOME TAXES	30,009,997	30,481,620
OTHER LIABILITIES	5,663,190	5,683,708
STOCKHOLDERS' EQUITY
Common stock--no par value--authorized 20,000,000 shares, issued 12,215,927 shares
	4,394,889	4,394,889
Retained earnings	124,019,159	128,719,560
Accumulated other comprehensive loss	(1,043,318)	(1,307,883)
Total	127,370,730	131,806,566
Less--treasury stock, 1,273,114 shares--at cost	817,868	817,868
Total stockholders' equity	126,552,862	130,988,698
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$269,635,630	$289,717,573

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Loss

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2003	2002	2003	2002

SALES	$77,075,724	$64,118,964	$138,205,678	$122,058,874

COST OF SALES	72,799,345	57,816,757	130,856,140	116,411,432

GROSS EARNINGS	4,276,379	6,302,207	7,349,538	5,647,442

OTHER OPERATING EXPENSES (INCOME)
Administrative	5,622,294	5,612,912	10,847,312	11,228,952
Interest, net	1,043,202	1,159,418	2,506,186	2,867,367
Profit sharing	75,000	(92,582)	155,400	56,918
Antitrust litigation settlement	---	---	(520,960)	---
Total	6,740,496	6,679,748	12,987,938	14,153,237

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

	(2,464,117)	(377,541)	(5,638,400)	(8,505,795)

INCOME TAX BENEFIT	(987,870)	(153,180)	(2,260,691)	(3,406,892)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
	(1,476,247)	(224,361)	(3,377,709)	(5,098,903)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
	---	---	(228,410)	---
NET LOSS	$(1,476,247)	$(224,361)	$(3,606,119)	$(5,098,903)

Net loss per share (basic and diluted) of common stock:
Loss before cumulative effect of change in accounting principle
	$(0.13)	$(0.02)	$(0.31)	$(0.47)

Cumulative effect of change in accounting principle
	---	---	(0.02)	---
Net loss per share of common
stock	$(0.13)	$(0.02)	$(0.33)	$(0.47)
Cash dividends per share of common stock
	$0.05	$0.10	$0.10	$0.20

Weighted average number of common shares outstanding :

Basic	10,942,813	10,940,025	10,942,813	10,925,807
Diluted	10,947,957	10,975,991	10,952,580	10,965,713

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended
	April 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,606,119)	$(5,098,903)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	228,410	---
Deferred compensation liability	(10,060)	42,213
Postretirement liabilities	205,337	104,357
Depreciation and amortization	7,855,188	8,508,452
Loss on sale of investments and property, plant and equipment	77,385	1,392
Deferred income taxes	(648,000)	(323,000)
Changes in assets and liabilities which provided
(used) cash, exclusive of changes shown separately	6,178,551	8,029,822
Net cash provided by operating activities	10,280,692	11,264,333

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,351,219)	(930,874)
Proceeds from sale of property, plant and equipment	2,830	32,515
(Purchase) sale of investments	10,884,123	(917,438)
Other	(700,069)	(19,345)
Net cash provided by (used in) investing activities	8,835,665	(1,835,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(1,094,282)	(2,185,500)
Increase in dividends payable	---	3,125
Proceeds from exercise of common stock options	---	328,124
Payment of funded debt	(18,770,953)	(15,019,351)
Loan cost	(285,000)	(316,474)
Interest rate swap termination fee	(449,697)	(255,000)
Net cash used in financing activities	(20,599,932)	(17,445,076)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,483,575)	(8,015,885)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,051,362	26,106,683
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,567,787	$18,090,798

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
(USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$(15,558)	$5,023,706
(Increase) decrease in refundable income taxes	2,122,524	(780,159)
(Increase) decrease in inventories	1,161,121	4,636,075
(Increase) decrease in prepaid expenses	(706,523)	(283,973)
Increase (decrease) in accounts payable	3,804,024	1,661,885
Increase (decrease) in employees' taxes withheld	5,307	229,550
Increase (decrease) in accrued profit sharing contribution	(417,735)	(731,627)
Increase (decrease) in accrued wages and expenses	225,391	(1,725,635)
Total	$6,178,551	$8,029,822

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Consolidated Financial Statements

April 30, 2003
Note 1.	In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 2003 and the results of operations for the three months and six months ended April 30, 2003 and 2002 and cash flows for the six months ended April 30, 2003 and 2002.

Revenue is recognized upon the shipment of finished goods. Additionally, revenue is recognized on certain products manufactured utilizing the percentage of completion method. For these products, the Registrant establishes detailed estimates of product shipments and their related estimated costs. As product is shipped, revenue is recognized based on the quanity shipped in comparison to estimated production. For the year ended October 31, 2002, approximately 77% of revenue recognized was for finished goods shipments, while the remaining 23% related to revenue recognized based on percentage of completion.

The Registrant records shipping and handling expenses in accordance with EITF 00-10. Shipping and handling charges, billed to the customer, are included in sales revenues and the costs associated with such shipments are included in cost of sales.

Note 2.	Inventories include the following major classifications:

	(Unaudited)
	April 30,	October 31,
	2003	2002
Scrap steel	$5,575,146	$5,277,486
Melt supplies	2,865,564	2,796,460
Billets	6,881,801	10,334,185
Mill supplies	3,760,201	3,972,626
Work-in-process	7,453,649	6,919,731
Finished steel	34,665,120	33,062,114
Total inventories	$61,201,481	$62,362,602

Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out ("FIFO") method of accounting and includes materials, costs of production and manufacturing overhead. The determination of market includes such factors as utility of goods, the ability to dispose of the goods in the ordinary course of business, physical obsolescence and changes in price levels.

Note 3.	Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Basic loss per share and diluted loss per share calculated in accordance with SFAS No. 128 are presented in the consolidated statements of loss.

Note 4.	The components of comprehensive earnings (loss) were as follows:

	(Unaudited) Three Months Ended April 30,		(Unaudited) Six Months Ended April 30,

	2003	2002	2003	2002
Net loss	$(1,476,247)	$(224,361)	$(3,606,119)	$(5,098,903)
Change in derivative financial
instruments	---	279,175	---	1,397,985
Amortization of past hedging
relationships	127,240	200,492	264,565	200,492
Total comprehensive earnings (loss)	$(1,349,007)	$255,306	$(3,341,554)	$(3,500,426)

Note 5.	The Company's business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and reinforcing bars and billets.

	Financial Information Relating to Classes of Products
	(Unaudited) Three Months Ended April 30,		(Unaudited) Six Months Ended April 30,

	2003	2002	2003	2002
Sales to unaffiliated customers:
Merchant steel and
specialty steel sections	$50,368,673	$41,561,916	$93,110,433	$78,371,663
Bar joists and rebar	17,822,886	17,566,161	33,549,749	36,520,108
Billets	8,884,165	4,990,887	11,545,496	7,167,103
Total consolidated sales	$77,075,724	$64,118,964	$138,205,678	$122,058,874

Note 6.	Supplemental cash flow information:

	(Unaudited)
	Six Months Ended
	April 30,
	2003	2002
Cash paid (refunded) during the period for:
Interest	$2,754,616	$3,440,244
Income taxes (net of cash received)	$(3,735,215)	$(2,303,733)

Note 7.	In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, establishing standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. Effective November 1, 2000, the Company adopted the policy of accounting and reporting the fair value of derivatives used as cash flow hedging activities, as referred to in SFAS 133, through other comprehensive earnings.

For certain hedging relationships, SFAS 133 eliminates special accounting formerly provided by U.S. GAAP. The Company has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. Since the Company's prior swap agreements met the required criteria necessary to use special hedge accounting, the Company recorded a $875,595 after-tax earnings adjustment for the six months ended April 30, 2002, and a $100,427 after-tax loss adjustment for the quarter ended April 30, 2002, through other comprehensive loss, as a result of the change in the fair value of these swap instruments. As of April 1, 2002, the Company effected an early termination, or unwind, of its interest rate swap agreements, resulting in the conversion of fixed-rate debt into variable-rate borrowings. This swap unwind created a termination fee of $3,000,179 due the Lender, to be paid over the remaining term of the debt. For the six months ended April 30, 2003 and 2002, the reclassification, and subsequent amortization, of these past hedging relationships resulted in the Company recording after-tax earnings adjustments of $264,565 and $200,492, respectively, through other comprehensive loss. For the quarters ended April 30, 2003 and 2002, these after-tax earnings adjustments totaled $127,240 and $200,492, respectively. Due to fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Company plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings or other comprehensive earnings (loss).

In the 2001 third quarter, the Company entered into a one-year derivative financial instrument to minimize the exposure of price risk related to certain natural gas purchases used in the manufacturing process. The contracts used to mitigate the price risk related to natural gas purchases were designated as effective cash flow hedges for a portion of the natural gas usage over the period in the agreement. Unrealized gains and losses associated with marking the contracts to market were recorded as a component of other comprehensive earnings (loss) and included in the stockholders' equity section of the balance sheet as part of accumulated comprehensive earnings (loss). These gains and losses were recognized in earnings in the month in which the related natural gas was used, or in the month a hedge was determined to be ineffective. For the quarter and six months ended April 30, 2002, the Company recorded after-tax earnings adjustments of $379,602 and $522,390, respectively, through other comprehensive loss, related to future transactions, which were expected to be recognized in earnings within the one-year contract term. The cash flow hedge became ineffective on April 30, 2002, with the maturity, and termination, of both the gas and commodity derivative contracts.

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

Note 9.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was issued, addressing financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and, instead, requires goodwill to be tested for impairment, at least annually, and more frequently if an event occurs which indicates the goodwill may be impaired. At fiscal year-end October 31, 2001, the Company had net goodwill of $13,868,647, accumulated amortization of $2,328,313 and had incurred $809,848 in goodwill amortization in the statement of operations for the year then ended. The Company early adopted SFAS 142 on November 1, 2001 and, subsequently, ceased goodwill amortization. The Company completed the first step of the transitional goodwill impairment test and determined that the fair value exceeded the recorded book value at October 31, 2001 and, thus, no goodwill impairment loss existed. Ongoing, the Company will perform its impairment testing during the third quarter of each year. Any subsequent impairment losses, if any, will be reflected in operating income in the statement of earnings. The Company reevaluated its impairment testing of goodwill during the 2002 third quarter and determined that no goodwill impairment loss existed as of July 31, 2002. The carrying value of goodwill is periodically reviewed based upon an assessment of operations of the acquired entity. Such a review was performed as of April 30, 2003, with findings of no impairment loss.

Note 10.	In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued, addressing financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset. The provisions of SFAS 143 became effective with the Company's adoption of the statement on November 1, 2002. Application of the statement encompasses an industrial landfill located on the site of the Company's subsidiary, Shredded Products Corporation, which will operate for another thirty to thirty-five years before closing.

SFAS 143 requires pro forma disclosure of the amount of the liability for obligations as if the statement had been applied during all periods affected, using current information, current assumptions, and current interest rates. In addition, the effect of adopting a new accounting principle on net earnings and the related per share amounts is required to be shown on the face of the statement of earnings for all periods presented under Accounting Principles Board Opinion No. 20.

On November 1, 2002, the date of adoption, asset retirement obligations, primarily related to landfill closure and post closure cost of $433,902 were recorded, compared to the associated long-lived asset, net of accumulated depreciation of $205,492. This resulted in a cumulative effect of adopting this statement of $228,410. The effect of this statement had it been applied during the first and second quarter of 2002, would not have been material to the amounts presented or to the reported earnings per share.

Note 11.	In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, establishing an accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadening the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS 144 on November 1, 2002, and reevaluated its disposition policy concerning long-lived assets. Upon periodic reviews, and as of April 30, 2003, the Company's long-lived assets have been accounted for in accordance with SFAS 144, with no material impact on its operations and financial position.

Note 12.	In April 2002, SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002", was issued, rescinding SFAS 4 which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and loses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30, " Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company's November 1, 2002 adoption and implementation of SFAS 145 had no significant effect on its results of operations or financial condition.

Note 13.	In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued, requiring companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has seen no material impact on its results of operations or financial condition since the adoption of SFAS 146 on November 1, 2002.

Note 14.	In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation", was issued. This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 in paragraphs 2 (a)-2 (e) of this statement were effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have an impact on the Company's results of operations or financial condition.

Note 15.	In November 2002, the FASB issued FASB Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others". It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or amended after December 31, 2002. The Company will record the fair value of future material guarantees, if any. The adoption of FIN 45 had no significant impact on the Company's financial condition or results of operations.

Note 16.	In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", requiring that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The Company does not believe the full adoption of FIN 46 will have a material impact on its financial condition or results of operations.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation (the "Corporation") and subsidiaries as of April 30, 2003, and the related consolidated statements of loss and cash flows for the three-month and six-month periods ended April 30, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.

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

As discussed in Note 10 to the consolidated financial statements, in 2003 the Corporation changed its method of accounting for asset retirement obligations in accordance with Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations."

Deloitte & Touche LLP

Raleigh, North Carolina
June 10, 2003

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of loss.

A summary of the period to period changes in the principal items included in the consolidated statements of loss is shown below:

	Comparison of Increases (Decreases)
	Three Months Ended April 30,		Six Months Ended April 30,

	2003 and 2002		2003 and 2002
	Amount	Percent	Amount	Percent
Sales	12,956,760	20.2	16,146,804	13.2
Cost of sales	14,982,588	25.9	14,444,708	12.4
Administrative expenses	9,382	0.2	(381,640)	(3.4)
Interest expense	(116,216)	(10.0)	(361,181)	(12.6)
Profit sharing expense	167,582	181.0	98,482	173.0
Antitrust settlement income	---	---	520,960	*
Loss before income taxes and
cumulative effect of change
in accounting principle	(2,086,576)	(552.7)	2,867,395	33.7
Income tax benefit	(834,690)	(544.9)	1,146,201	33.6
Loss before cumulative effect
of change in accounting principle	(1,251,886)	(558.0)	1,721,194	33.8
Cumulative effect of change
in accounting principle	---	---	(228,410)	*
Net loss	(1,251,886)	(558.0)	1,492,784	29.3

* Cannot be calculated

RESULTS OF OPERATIONS

Sales increased for both the six month and three month periods compared, due, mainly, to improved selling prices for merchant bar products, specialty steel sections and billets, together with increased tons shipped of specialty products and billets. However, sales were negatively impacted by a decline in shipment levels and reduced selling prices for fabricated products. Increased merchant bar shipments also contributed to the sales improvement for the quarter, but for the six months compared, tons shipped of bar products were down. The improvement in merchant bar product selling prices during both periods compared was due, mainly, to rising scrap steel costs which prompted several industry-wide price increases. Aggressive buying patterns by a number of customers, hoping to stay ahead of rising prices, and declining inventory levels at steel service centers caused order rates and backlogs to begin to improve, resulting in increased bar shipments during the quarter. However, tons shipped of bar products remained lower for the six months compared, due to the poor business conditions within the steel industry during the first quarter. Average selling prices for specialty steel sections rose during both periods compared, as competitive conditions eased within a major market segment, and product mix improved. Better economic conditions, within certain niche markets, brought increased demand and higher shipment levels for specialty steel products. Billet selling prices increased for both the quarter and six months, as sharp rises in scrap prices triggered changes in billet pricing. Improved demand and lower excess billet availability in the market resulted in the increased billet shipments for both periods compared. The decline in fabricated product selling prices, for both periods compared, was caused by continued intense competition within the commercial construction industry. Business conditions remained depressed, causing a further slowdown in nonresidential construction activity, which resulted in the reduction of fabricated product shipments during both periods. Cost of sales increased in both periods compared, mainly, as a result of the increased tons shipped for specialty products and billets, together with the higher costs of scrap steel, our main raw material, and in spite of the reduced tons shipped of fabricated products. Bar product shipments increased during the quarter, but declined for the six months, and affected cost of sales accordingly. Repairs and maintenance of $8,668,997 and $3,751,821 for the 2003 six month and three month periods, respectively, increased from $7,205,584 and $3,668,538 for the 2002 six month and three month periods, respectively. The Company has no significant deferred maintenance and believes its facilities are operating within reasonable productive capacities. Gross profit as a percentage of sales increased from 4.6% to 5.3% for the six months compared, primarily, as a result of the higher selling prices for bar and specialty products and billets, which more than offset the effects of reduced raw steel and fabrication production levels on fixed costs, higher scrap costs and lower selling prices for fabricated products. Gross profit as a percentage of sales declined from 9.8% to 5.5% for the three months compared due, mainly, to the higher scrap costs, lower fabricated product selling prices and lower production levels for all product classes, in spite of the improvements in bar and specialty product selling prices. Also, the gross profit percentage was negatively affected by higher shipments of billets, which have a much lower profit margin. Administrative expenses decreased for the six months due, mainly, to reduced executive and other management compensation, and lower expenses for insurance, charitable contributions and directors' fees, which more than offset higher professional fees and bad debts. For the quarter, administrative expenses were relatively flat, as higher bad debts and professional fees offset reduced insurance and payroll costs. Administrative expenses, as a percentage of sales, dropped from 9.2% to 7.9% for the six month period and from 8.8% to 7.3% for the three month period, as a result of the improvements in sales. Interest expense decreased in both periods compared due to reduced average borrowings and lower average interest rates, which more than offset lower interest income. Profit sharing expense is based on earnings before income taxes in accordance with provisions of the Company's various retirement plans. During both current periods, two plans provided no benefits due to adjusted losses under plan provisions, while a third plan accrued benefits resulting from incurred earnings on calculations provided by plan language. During the 2003 first quarter, and reflected in the six month period, other operating expenses were reduced by $520,960, as a result of a partial settlement received in conjunction with the ongoing antitrust litigation against the Company's graphite electrode suppliers. The effective income tax rate was relatively constant for both periods compared. The cumulative effect of a change in accounting principle, net of tax, was a charge of $228,410 and resulted from the adoption on November 1, 2002, of SFAS No. 143, "Accounting for Asset Retirement Obligations." See Note 10.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $7,381,534 during the period to $87,294,285 as capital expenditures, dividends and changes to long-term debt amounting to $1,351,219, $1,094,282 and $7,520,476, respectively, exceeded working capital provided from operations. The current ratio of 3.4 to 1 and the quick ratio of 1.6 to 1 both indicate ample liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments total $13,701,921, and combined with cash flows from operations, should provide the liquidity and capital resources necessary to remain competitive, fund operations and meet required debt retirement. However, the Company modified certain provisions of its credit agreement in January, 2003. The modification resulted in the prepayment of $15,000,000 of debt, which will negatively affect future liquidity and capital resources. Also, the modification made certain financial covenants less restrictive and lowered total funded debt to $75,064,080.

At April 30, 2003, there were commitments for the purchase of property, plant and equipment of approximately $442,000. In addition, during the 2002 second quarter, the Company unwound the balance of its interest rate swap and was obligated to pay over the remaining term of the debt a termination fee of $3,000,179, of which there was a remaining balance to be paid of $1,808,281 at April 30, 2003. These commitments, together with current debt maturities, will affect future earnings, working capital and liquidity, and will be financed from internally generated funds and existing cash reserves.

The termination of the interest rate swap, that was accounted for as a hedge, effectively converted $75,000,000 of fixed-rate debt into variable-rate borrowings, placing the Company at risk for future increases in market interest rates. However, the conversion to currently lower variable rates has resulted in interest savings of $2,546,471 to date.

The Company has no material off-balance sheet financing arrangements nor does it have any transactions, arrangements or other relationships with any unconsolidated structured finance or special purpose entities.

During the first half of the year, the ratio of debt to equity decreased to 1.1 to 1, and the percentage of long-term debt to total capitalization declined to 36.0%, due to current changes of $7,520,476 reducing long-term debt to $71,271,802, eventhough stockholders' equity declined to $126,781,272 as the net loss of $3,377,709 and dividends of $1,094,282 exceeded the recognition of unrealized gains on past hedging relationships of $264,565.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Allowances for doubtful accounts are maintained to provide for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of these customers became worse, resulting in their inability to make payments, additional allowances may be required. The Company periodically reviews for impairment of its long-lived assets, and whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable, records an impairment charge if necessary. Compliance issues, associated with environmental laws and regulations established by federal, state and local authorities, could subject the Company to various related costs. The Company makes provision for these costs, but if the environmental laws and regulations or the varying underlying assumptions change, adjustments to the reserves may be necessary. Provision is also made for estimated costs associated with coverages for workers' compensation insurance and self-insured health plans. These estimates and related reserves could require revision if circumstances and conditions warrant.

SFAS No. 143, "Accounting for Asset Retirement Obligations", is addressed in Note 10. The November 1, 2002 adoption resulted in the recording of a cumulative effect of a change in accounting principle, net of tax, of a $228,410 charge.

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

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of April 30, 2003, the Company had no outstanding derivative financial instruments or derivative commodity instruments, although, as disclosed in Note 7 to the Notes to Consolidated Financial Statements included in this Form 10-Q and in prior filings with the Commission, including the Form 10-K for the fiscal year ended October 31, 2002, the Company does engage in transactions in such instruments from time to time, when appropriate. As of April 30, 2003, the Company's financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk, equity price risk, or interest rate risk. As to interest rate risk, the Company performed a materiality assessment as of April 30, 2003, and assumed a 10% adverse change in interest rates applied to its floating rate debt. The analysis indicated that such a change would not have a material effect on the Company's consolidated results of operations or on the fair value of its risk-sensitive financial instruments.

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

To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by the Registrant on Form 10-K for fiscal year ended October 31, 2002 and Form 10-Q for the quarter ended January 31, 2003, as previously filed with the Commission.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 18, 2003, the Annual Meeting of Shareholders was held and the following persons were elected as Class A directors of the Registrant, with terms expiring in 2006:

		Authority	Not
Director	For	Withheld	Voted

George B. Cartledge, Jr.	10,193,933	24,950	723,930
Thomas L. Robertson	10,194,064	24,819	723,930
Donald G. Smith	9,968,543	250,340	723,930

The following persons continued to serve as Class B and Class C directors of the Registrant after the annual meeting:

Class B directors, with terms expiring in 2004
Frank A. Boxley
Timothy R. Duke
George W. Logan

Class C directors, with terms expiring in 2005
Charles I. Lunsford, II
Charles W. Steger

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits.

The exhibits, listed on the accompanying Exhibit Index, following the signature page are filed as part of, and incorporated by reference into, this report.

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

ROANOKE ELECTRIC STEEL CORPORATION
Registrant

Date	June 10, 2003	/s/ Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Financial Officer)

Date	June 10, 2003	/s/ John E. Morris
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

Date:   June 10 , 2003

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

Date: June 10, 2003

         /s/   John E. Morris
        John E. Morris, Vice President-Finance
                  and Assistant Treasurer
               (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Page

99.1	Certifications (Secton 906)	24