Form 10-Q
period 2003-07-31
ROANOKE ELECTRIC STEEL CORP
filed 2003-09-12
CIK 84278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to

Commission file number 0-2389

ROANOKE ELECTRIC STEEL CORPORATION
(Exact name of Registrant as specified in its charter)
Virginia (State or other jurisdiction of incorporation or organization)	54-0585263 (I.R.S. Employer Identification No.)

102 Westside Blvd., N.W., Roanoke, Virginia (Address of principal executive offices)	24017 (Zip Code)

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

Yes    x    No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2003.

10,932,813 Shares outstanding

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

CONTENTS

			Page
1. Part I	-	Financial Information	3 - 18
Item 1.		Financial Statements

a.		Consolidated Balance Sheets	3
b.		Consolidated Statements of Loss	4
c.		Consolidated Statements of Cash Flows	5
d.		Notes to Consolidated Financial Statements	6 - 11
e.		Independent Accountants' Review Report	12

Item 2.		Management's Discussion and Analysis of Financial Condition
		and Results of Operations	13 - 16

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.		Controls and Procedures	18

2. Part II	-	Other Information	19
Item 1.		Legal Proceedings	19
Item 6.		Exhibits and Reports on Form 8-K	19

3. Signatures			20

4. Exhibit Index pursuant to Regulation S-K			21

5. Exhibits			22 - 26

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Balance Sheets
ASSETS
	(Unaudited)
	July 31,	October 31,
	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$11,410,895	$12,051,362
Investments	3,475,441	14,104,019
Accounts receivable, net of allowances of
$3,907,505 in 2003 and $1,863,746 in 2002	43,865,986	40,301,324
Refundable income taxes	2,198,531	4,178,418
Inventories	57,213,053	62,362,602
Prepaid expenses	1,962,204	1,118,692
Deferred income taxes	4,330,671	4,330,671
Total current assets	124,456,781	138,447,088
PROPERTY, PLANT AND EQUIPMENT
Land	7,977,522	7,977,522
Buildings	45,126,239	44,466,848
Manufacturing machinery and equipment	138,528,013	137,910,429
Trucks and forklifts	7,266,833	7,272,660
Fabricating plant equipment	19,653,570	18,513,052
Land improvements	8,968,315	8,656,589
Office equipment	2,740,068	2,622,910
Assets under construction	1,161,018	2,023,915
Total	231,421,578	229,443,925
Less--accumulated depreciation	104,621,276	93,518,440
Property, plant and equipment, net	126,800,302	135,925,485
GOODWILL	13,868,647	13,868,647
OTHER ASSETS	2,265,729	1,476,353
TOTAL ASSETS	$267,391,459	$289,717,573

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$7,542,278	$15,042,755
Accounts payable	19,829,706	16,892,695
Dividends payable	546,640	547,141
Employees' taxes withheld	419,943	329,926
Accrued profit sharing contribution	261,988	604,723
Accrued wages and expenses	10,157,683	10,354,029
Total current liabilities	38,758,238	43,771,269
LONG-TERM DEBT
Notes payable	75,053,287	93,835,033
Less--current portion	7,542,278	15,042,755
Total long-term debt	67,511,009	78,792,278
DEFERRED INCOME TAXES	29,840,860	30,481,620
OTHER LIABILITIES	5,539,045	5,683,708
STOCKHOLDERS' EQUITY
Common stock--no par value--authorized
20,000,000 shares, issued 12,205,927 shares
in 2003 and 12,215,927 in 2002	4,394,889	4,394,889
Retained earnings	123,082,810	128,719,560
Accumulated other comprehensive loss	(917,524)	(1,307,883)
Total	126,560,175	131,806,566
Less--treasury stock, 1,273,114 shares
-- at cost	817,868	817,868
Total stockholders' equity	125,742,307	130,988,698
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$267,391,459	$289,717,573

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Loss

(Unaudited)			(Unaudited)
Three Months Ended			Nine Months Ended
July 31,			July 31,
2003		2002	2003	2002

SALES	$82,285,245	$69,779,452	$220,490,923	$191,838,326
COST OF SALES	76,028,790	63,776,351	206,884,930	180,187,783
GROSS EARNINGS	6,256,455	6,003,101	13,605,993	11,650,543

OTHER OPERATING EXPENSES (INCOME)
Administrative	5,471,207	5,670,808	16,318,519	16,899,760
Interest, net	1,246,546	1,306,974	3,752,732	4,174,341
Profit sharing	75,000	20,000	230,400	76,918
Antitrust litigation
settlement	---	---	(520,960)	---
Total	6,792,753	6,997,782	19,780,691	21,151,019
LOSS BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING
PRINCIPLE	(536,298)	(994,681)	(6,174,698)	(9,500,476)

INCOME TAX BENEFIT	(216,729)	(400,061)	(2,477,420)	(3,806,953)
LOSS BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING
PRINCIPLE	(319,569)	(594,620)	(3,697,278)	(5,693,523)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	---	---	(228,410)	---
NET LOSS	$(319,569)	$(594,620)	$(3,925,688)	$(5,693,523)

Net loss per share (basic and diluted) of common stock:

Loss before cumulative
effect of change in
accounting principle	$(0.03)	$(0.05)	$(0.34)	$(0.52)

Cumulative effect of
change in accounting
principle	---	---	(0.02)	---
Net loss per share of
common stock	$(0.03)	$(0.05)	$(0.36)	$(0.52)
Cash dividends per share
of common stock	$0.05	$0.10	$0.15	$0.30
Weighted average number of common
shares outstanding :
Basic	10,937,683	10,942,813	10,941,084	10,931,538
Diluted	10,937,683	10,981,569	10,945,119	10,970,763

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)
Nine Months Ended
July 31,
2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,925,688)	$(5,693,523)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Cumulative effect of change in accounting principle,
net of tax	228,410	---
Deferred compensation liability	28,897	(17,001)
Postretirement liabilities	229,274	151,606
Landfill closure obligation	23,525	---
Depreciation and amortization	11,889,582	12,809,778
(Gain) loss on sale of investments and property,
plant and equipment	96,939	(10,138)
Deferred income taxes	(901,000)	(482,000)
Changes in assets and liabilities which provided
(used) cash, exclusive of changes shown separately	5,209,209	6,475,847
Net cash provided by operating activities	12,879,148	13,234,569

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,874,315)	(1,678,397)
Proceeds from sale of property, plant and equipment	7,440	51,515
(Purchase) sale of investments	10,525,106	(432,087)
Other	(739,276)	18,005
Net cash provided by (used in) investing activities	7,918,955	(2,040,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(1,640,922)	(3,279,781)
Increase (decrease) in dividends payable	(501)	3,125
Proceeds from exercise of common stock options	---	328,124
Repurchase of common stock	(70,140)	---
Payment of funded debt	(18,781,746)	(15,029,319)
Loan costs	(285,000)	(316,474)
Interest rate swap termination fee	(660,261)	(500,650)
Net cash used in financing activities	(21,438,570)	(18,794,975)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(640,467)	(7,601,370)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,051,362	26,106,683

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,410,895	$18,505,313

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
(USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$(3,564,662)	$6,416,399
(Increase) decrease in refundable income taxes	1,979,887	(861,265)
(Increase) decrease in inventories	5,149,549	1,283,980
(Increase) decrease in prepaid expenses	(843,512)	(419,204)
Increase (decrease) in accounts payable	2,937,011	1,862,849
Increase (decrease) in employees' taxes withheld	90,017	84,425
Increase (decrease) in accrued profit
sharing contribution	(342,735)	(757,845)
Increase (decrease) in accrued wages and expenses	(196,346)	(1,133,492)
Total	$5,209,209	$6,475,847

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Consolidated Financial Statements

July 31, 2003

Note 1.	In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2003 and the results of operations for the three months and nine months ended July 31, 2003 and 2002 and cash flows for the nine months ended July 31, 2003 and 2002.

Revenue is recognized upon the shipment of finished goods. Additionally, revenue is recognized on certain products manufactured utilizing the percentage of completion method. For these products, the Registrant establishes detailed estimates of product shipments and their related estimated costs. As product is shipped, revenue is recognized based on the quantity shipped in comparison to estimated production. For the year ended October 31, 2002, approximately 77% of revenue recognized was for finished goods shipments, while the remaining 23% related to revenue recognized based on percentage of completion.

The Registrant records shipping and handling expenses in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". Shipping and handling charges, billed to the customer, are included in sales revenues and the costs associated with such shipments are included in cost of sales.

Note 2.	Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out ("FIFO") method of accounting and includes materials, costs of production and manufacturing overhead. The determination of market includes such factors as utility of goods, the ability to dispose of the goods in the ordinary course of business, physical obsolescence and changes in price levels.

Inventories include the following major classifications:

	(Unaudited)
	July 31,	October 31,
	2003	2002
Scrap steel	$4,688,998	$5,277,486
Melt supplies	2,887,920	2,796,460
Billets	5,856,224	10,334,185
Mill supplies	3,846,601	3,972,626
Work-in-process	7,576,777	6,919,731
Finished steel	32,356,533	33,062,114
Total inventories	$57,213,053	$62,362,602

Note 3.	Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Basic loss per share and diluted loss per share calculated in accordance with SFAS No. 128 are presented in the consolidated statements of loss. Options to purchase 443,300 and 340,300 shares of common stock were outstanding at July 31, 2003 and 2002, respectively, but were not included in the nine month computation of diluted loss per share because the effect would be antidilutive. Options to purchase 459,500 and 237,300 shares of common stock were outstanding at July 31, 2003 and 2002, respectively, but were not included in the three month computation of diluted loss per share because the effect would be antidilutive.

Note 4.	The components of comprehensive loss were as follows:

	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,
	2003	2002	2003	2002
Net loss	$(319,569)	$(594,620)	$(3,925,688)	$(5,693,523)
Change in derivative
financial instruments	---	---	---	1,397,985
Accretion of past
hedging relationships	125,794	148,733	390,359	349,225
Total comprehensive loss	$(193,775)	$(445,887)	$(3,535,329)	$(3,946,313)

Note 5.	The Company's business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and reinforcing bars and billets.

	Financial Information Relating to Classes of Products
	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,
	2003	2002	2003	2002
Sales to unaffiliated
customers:
Merchant steel and
specialty steel sections	$56,721,410	$46,812,885	$149,831,843	$125,184,548
Fabricated bar joists and
reinforcing bars	20,384,770	16,759,677	53,934,519	53,279,785
Billets	5,179,065	6,206,890	16,724,561	13,373,993
Total consolidated sales	$82,285,245	$69,779,452	$220,490,923	$191,838,326

Note 6.	Supplemental cash flow information:

	(Unaudited) Nine Months Ended July 31,
	2003	2002
Cash paid (refunded) during the period for:
Interest	$4,005,271	$5,104,071
Income taxes (net of cash received)	$(3,556,307)	$(2,463,688)

Note 7.	In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, establishing standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. Effective November 1, 2000, the Company adopted the policy of accounting and reporting the fair value of derivatives used as cash flow hedging activities, as referred to in SFAS 133, through other comprehensive earnings.

For certain hedging relationships, SFAS 133 eliminates special accounting formerly provided by U.S. GAAP. The Company has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. Since the Company's prior swap agreements met the required criteria necessary to use special hedge accounting, the Company recorded a $875,595 after-tax earnings adjustment for the nine months ended July 31, 2002, through other comprehensive loss, as a result of the change in the fair value of these swap instruments. As of April 1, 2002, the Company effected an early termination, or unwind, of its interest rate swap agreements, resulting in the conversion of fixed-rate debt into variable-rate borrowings. This swap unwind created a termination fee of $3,000,179 due the Lender, to be paid over the remaining term of the debt. For the nine months ended July 31, 2003 and 2002, the reclassification, and subsequent amortization, of these past hedging relationships resulted in the Company recording after-tax earnings adjustments of $390,359 and $349,225, respectively, through other comprehensive loss. For the quarters ended July 31, 2003 and 2002, these after-tax earnings adjustments totaled $125,794 and $148,733, respectively. Due to fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Company plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings or other comprehensive earnings (loss).

In the 2001 third quarter, the Company entered into a one-year derivative financial instrument to minimize the exposure of price risk related to certain natural gas purchases used in the manufacturing process. The contracts used to mitigate the price risk related to natural gas purchases were designated as effective cash flow hedges for a portion of the natural gas usage over the period in the agreement. Unrealized gains and losses associated with marking the contracts to market were recorded as a component of other comprehensive earnings (loss) and included in the stockholders' equity section of the balance sheet as part of accumulated comprehensive earnings (loss). These gains and losses were recognized in earnings in the month in which the related natural gas was used, or in the month a hedge was determined to be ineffective. For the nine months ended July 31, 2002, the Company recorded an after-tax earnings adjustment of $522,390 through other comprehensive loss, related to future transactions, which were expected to be recognized in earnings within the one-year contract term. The cash flow hedge became ineffective on April 30, 2002, with the maturity, and termination, of both the gas and commodity derivative contracts.

Note 8.	In June 2001, SFAS No. 141, "Business Combinations", was issued, establishing accounting and reporting standards for all business combinations initiated after June 30, 2001 and establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 eliminates the pooling-of-interest method of accounting and requires all acquisitions consummated subsequent to June 30, 2001 to be accounted for under the purchase method. The Company's previous acquisitions have been accounted for under the purchase method, and therefore, the November 1, 2001 Company adoption of SFAS 141 had no material impact on its results of operations and financial condition.

Note 9.	In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was issued, addressing financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and, instead, requires goodwill to be tested for impairment, at least annually, and more frequently if an event occurs which indicates the goodwill may be impaired. At fiscal year-end October 31, 2001, the Company had net goodwill of $13,868,647, accumulated amortization of $2,328,313 and had incurred $809,848 in goodwill amortization in the statement of operations for the year then ended. The Company early adopted SFAS 142 on November 1, 2001 and, subsequently, ceased goodwill amortization. The Company completed the first step of the transitional goodwill impairment test and determined that the fair value exceeded the recorded book value at October 31, 2001 and, thus, no goodwill impairment loss existed. Ongoing, the Company will perform its impairment testing during the third quarter of each year. Any subsequent impairment losses, if any, will be reflected in operating income in the statement of earnings. Such a review was performed as of July 31, 2003, with findings of no impairment loss.

Note 10.	In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued, addressing financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset. The provisions of SFAS 143 became effective with the Company's adoption of the statement on November 1, 2002. Application of the statement encompasses an industrial landfill located on the site of the Company's subsidiary, Shredded Products Corporation, which will operate for another thirty to thirty-five years before closing.

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

On November 1, 2002, the date of adoption, asset retirement obligations, primarily related to landfill closure and post closure costs of $433,902 were recorded, compared to the associated long-lived asset, net of accumulated depreciation of $205,492. This resulted in a cumulative effect of adopting this statement of $228,410. The effect of this statement had it been applied during the first, second and third quarters of 2002, would not have been material to the amounts presented or to the reported earnings per share.

Note 11.	In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, establishing an accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadening the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS 144 on November 1, 2002, and reevaluated its disposition policy concerning long-lived assets. Upon periodic reviews, and as of July 31, 2003, the Company's long-lived assets have been accounted for in accordance with SFAS 144, with no material impact on its operations and financial position.

Note 12.	In April 2002, SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002", was issued, rescinding SFAS 4 which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and loses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30, " Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company's November 1, 2002 adoption and implementation of SFAS 145 had no significant effect on its results of operations or financial condition.

Note 13.	In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued, requiring companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has seen no material impact on its results of operations or financial condition since the adoption of SFAS 146 on November 1, 2002.

Note 14.	In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation", was issued. This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 in paragraphs 2 (a)-2 (e) of this statement were effective for financial statements for fiscal years ending after December 15, 2002.

The Company applies APB No. 25 and related Interpretations in accounting for the non qualified stock option plans. Accordingly, compensation cost of $121,909 and $45,716 for the 2003 nine months and three months, respectively, was recognized for the difference between the exercise price and the fair value of the stock price at the grant date. No options were granted in 2002. Had compensation cost been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,
	2003	2002	2003	2002
Net loss, as reported	$(319,569)	$(594,620)	$(3,925,688)	$(5,693,523)
Add stock-based employee
compensation expense included
in reported net loss, net of
related tax effects	27,430	---	73,145	---
Deduct total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects	(27,430)	---	(73,145)	---

Pro forma net loss	$(319,569)	$(594,620)	$(3,925,688)	$(5,693,523)

Net loss per share (basic and diluted):
As reported	$(0.03)	$(0.05)	$(0.36)	$(0.52)
Pro forma	$(0.03)	$(0.05)	$(0.36)	$(0.52)

Note 15.	In November 2002, the FASB issued FASB Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others". It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or amended after December 31, 2002. The Company will record the fair value of future material guarantees, if any. The adoption of FIN 45 had no significant impact on the Company's financial condition or results of operations.

Note 16.	In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", requiring that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The Company does not believe the full adoption of FIN 46 will have a material impact on its financial condition or results of operations.

Note 17.	In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued. SFAS 150 is effective for the Company's financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The new rules establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that financial instruments within its scope be classified as liabilities. The adoption of SFAS 150 is not expected to have a material impact on the Company's financial position or results of operations.

INDEPENDENT ACCOUNTANTS' REPORT

  Board of Directors
  Roanoke Electric Steel Corporation
  We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation (the "Corporation") and subsidiaries as of July 31, 2003, and the related consolidated statements of loss for the three-month and nine-month periods ended July 31, 2003 and 2002, and cash flows for the nine-month periods ended July 31, 2003 and 2002. These interim financial statements are the responsibility of the Corporation's management.
  We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
  Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
  We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of October 31, 2002, and the related consolidated statements of loss, stockholders' equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated November 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
  As discussed in Note 10 to the consolidated financial statements, effective November 1, 2002, the Corporation changed its method of accounting for asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."

  DELOITTE & TOUCHE LLP

  Raleigh, North Carolina
  August 20, 2003

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of loss.

A summary of the period to period changes in the principal items included in the consolidated statements of loss is shown below:
	Comparison of Increases (Decreases)
	Three Months Ended July 31,		Nine Months Ended July 31,
	2003 and 2002		2003 and 2002
	Amount	Percent	Amount	Percent
Sales	12,505,793	17.9	28,652,597	14.9
Cost of sales	12,252,439	19.2	26,697,147	14.8
Administrative expenses	(199,601)	(3.5)	(581,241)	(3.4)
Interest expense	(60,428)	(4.6)	(421,609)	(10.1)
Profit sharing expense	55,000	275.0	153,482	199.5
Antitrust settlement income	---	---	520,960	*
Loss before income taxes and
cumulative effect of change
in accounting principle	458,383	46.1	3,325,778	35.0
Income tax benefit	183,332	45.8	1,329,533	34.9
Loss before cumulative effect
of change in accounting principle	275,051	46.3	1,996,245	35.1
Cumulative effect of change
in accounting principle	---	---	(228,410)	*
Net loss	275,051	46.3	1,767,835	31.0

* Cannot be calculated

RESULTS OF OPERATIONS

Sales increased for the nine months due, mainly, to improved selling prices for merchant bar products, specialty steel sections and billets, together with increased tons shipped of specialty products and billets. However, sales were negatively impacted by declines in shipment levels for bar and fabricated products and a drop in fabricated product selling prices. The increased sales for the quarter were attributable, primarily, to higher selling prices for all product classes and increased shipments of bar, specialty and fabricated products, although billet shipments decreased. The improvement in merchant bar product selling prices during both periods compared was due, mainly, to rising scrap steel and energy costs which prompted several industry-wide price increases. Aggressive buying patterns by a number of customers, hoping to stay ahead of rising prices, and declining inventory levels at steel service centers caused order rates and backlogs to improve, resulting in increased merchant bar shipments during the quarter. However, tons shipped of bar products remained lower for the nine months compared, due to the poor business conditions within the steel industry during the first quarter. Average selling prices for specialty steel sections rose during both periods compared, as competitive conditions eased within a major market segment, and product mix improved. Better economic conditions, within certain niche markets, brought increased demand and higher shipment levels for specialty steel products. Billet selling prices increased for both the quarter and nine months, as sharp rises in scrap prices triggered changes in billet prices. Lower demand for billets during the quarter resulted in the decreased billet shipments for the three months, although lower excess billet availability and improved demand earlier in the year kept billet shipment levels higher for the nine month period. Fabricated product selling prices increased for the quarter, influenced mainly by higher raw material costs, but remained lower for the nine months, as a result of continued intense competition within the commercial construction industry. The prolonged weak nonresidential construction activity resulted in the reduction of tons shipped of fabricated products for the nine months compared, even though the quarter showed an improvement in fabricated product shipments, due to improved average delivery time during the current year. Cost of sales increased for the nine months compared, mainly, as a result of the increased tons shipped of specialty products and billets, together with higher costs of energy and scrap steel, our main raw material, and in spite of the reduced tons shipped of merchant bar and fabricated products. Cost of sales increased for the three months compared, primarily, as a result of the increased tons shipped for bar, specialty and fabricated products, along with higher energy and scrap steel costs, and in spite of lower billet tons shipped. Repairs and maintenance of $15,264,899 and $6,595,902 for the 2003 nine month and three month periods, respectively, increased from $12,415,597 and $5,210,013 for the 2002 nine month and three month periods, respectively, due to required equipment repair needs per period. The Company has no significant deferred maintenance and believes its facilities are operating within reasonable productive capacities. Gross profit as a percentage of sales increased from 6.1% to 6.2% for the nine months compared, primarily, as a result of the higher selling prices for bar and specialty products and billets, which more than offset the effects of reduced raw steel and fabrication production levels on fixed costs, higher energy and scrap costs and lower selling prices for fabricated products. Gross profit as a percentage of sales declined from 8.6% to 7.6% for the three months compared due, mainly, to higher scrap and energy costs, together with much lower profit margins for fabricated products resulting from escalating raw material costs, in spite of improved selling prices for all product classes. Administrative expenses decreased in both periods compared, mainly, as a result of reduced executive and other management compensation, and lower expenses for insurance and directors' fees, which more than offset increased bad debts. Administrative expenses, as a percentage of sales, dropped from 8.8% to 7.4% for the nine month period and from 8.1% to 6.7% for the three month period, as a result of the improvements in sales. Interest expense decreased in both periods compared due to reduced average borrowings and lower average interest rates, which more than offset lower interest income. Profit sharing expense is based on earnings before income taxes in accordance with provisions of the Company's various retirement plans. During both current periods, two plans provided no benefits due to adjusted losses, under plan provisions, while a third plan accrued benefits resulting from adjusted earnings based on plan provisions. During the 2003 first quarter, and reflected in the nine month period, other operating expenses were reduced by $520,960, as a result of a partial settlement received in conjunction with the ongoing antitrust litigation against the Company's graphite electrode suppliers. The effective income tax rate was relatively constant for both periods compared. The cumulative effect of a change in accounting principle, net of tax, was a first quarter charge of $228,410, resulting from the adoption on November 1, 2002 of SFAS No. 143, "Accounting for Asset Retirement Obligations" -- see Note 10.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $8,977,276 during the period to $85,698,543 as capital expenditures, dividends and changes to long-term debt amounting to $1,874,315, $1,640,922 and $11,281,269, respectively, exceeded working capital provided from operations. The current ratio of 3.2 to 1 and the quick ratio of 1.6 to 1 both indicate ample liquidity and a healthy financial condition. In addition, cash, cash equivalents and investments total $14,886,336, and combined with cash flows from operations, should provide the liquidity and capital resources necessary to remain competitive, fund operations and meet required debt retirement. However, the Company modified certain provisions of its credit agreement in January, 2003. The modification resulted in the prepayment of $15,000,000 of debt, which will negatively affect future liquidity and capital resources. Also, the modification made certain financial covenants less restrictive and lowered total funded debt to $75,053,287.

At July 31, 2003, there were commitments for the purchase of property, plant and equipment of approximately $526,000. In addition, during the 2002 second quarter, the Company unwound the balance of its interest rate swap and was obligated to pay, over the remaining term of the debt, a termination fee of $3,000,179, of which there was a remaining balance to be paid of $1,597,717 at July 31, 2003. These commitments, together with current debt maturities, will affect future earnings, working capital and liquidity, and will be financed from internally generated funds and existing cash reserves.

The termination of the interest rate swap, that was accounted for as a hedge, effectively converted $75,000,000 of fixed-rate debt into variable-rate borrowings, placing the Company at risk for future increases in market interest rates. However, the conversion to currently lower variable rates has resulted in interest savings of $3,007,865 to date.

The Company has no material off-balance sheet financing arrangements nor does it have any transactions, arrangements or other relationships with any unconsolidated structured finance or special purpose entities.

During the period, the ratio of debt to equity decreased to 1.1 to 1, and the percentage of long-term debt to total capitalization declined to 34.9%, due to current changes of $11,281,269 reducing long-term debt to $67,511,009, even though stockholders' equity declined to $125,742,307 as the net loss of $3,925,688, dividends of $1,640,922 and common stock repurchases of $70,140 exceeded the recognition of unrealized gains on past hedging relationships of $390,359.

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

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of July 31, 2003, the Company had no outstanding derivative financial instruments or derivative commodity instruments, although, as disclosed in Note 7 to the Notes to Consolidated Financial Statements included in this Form 10-Q and in prior filings with the Commission, including the Form 10-K for the fiscal year ended October 31, 2002, the Company does engage in transactions in such instruments from time to time, when appropriate. As of July 31, 2003, the Company's financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk, equity price risk, or interest rate risk. As to interest rate risk, the Company performed a materiality assessment as of July 31, 2003, and assumed a 10% adverse change in interest rates applied to its floating rate debt. The analysis indicated that such a change would not have a material effect on the Company's consolidated results of operations or on the fair value of its risk-sensitive financial instruments.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Management, including the Principal Executive Officer and Principal Financial Officer, and the Chief Accounting Officer, performed an evaluation of the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e)) as of July 31, 2003. Based on that evaluation, the Registrant's Principal Executive Officer and Principal Financial Officer, and the Chief Accounting Officer, have concluded that the Registrant's disclosure controls and procedures were effective. There have been no changes during the quarter ended July 31, 2003 in the Registrant's internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(e)) or in other factors that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the best of Registrant's information and belief no new legal proceedings were instituted against Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by the Registrant on Form 10-K for fiscal year ended October 31, 2002 and Forms 10-Q for the quarters ended January 31 and April 30, 2003, as previously filed with the Commission.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
a.	Exhibits. The exhibits, listed on the accompanying Exhibit Index, following the signature page are filed as part of, and incorporated by reference into, this report.
b.	Reports on Form 8-K.
  Form 8-K dated May 20, 2003 and filed May 23, 2003, furnishing under Items 9 and 12 a news release announcing financial condition and results of operations for the quarter ended April 30, 2003.

  Form 8-K dated and filed June 23, 2003, furnishing under Items 9 and 12 a letter to shareholders regarding financial conditions and results of operations for the quarter ended April 30, 2003.

Items 2, 3, 4 and 5 are omitted because the information required by these items is not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROANOKE ELECTRIC STEEL CORPORATION
Registrant

Date	August 20, 2003	/s/ Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)

Date	August 20, 2003	/s/ John E. Morris
John E. Morris, Vice President-Finance
and Assistant Treasurer
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Page

15	Letter Re Unaudited Interim Financial Information	22

31.1	Rule 13a -14(a) / 15d - 14(a) Certification of Principal
	Executive Officer and Principal Financial Officer	23

31.2	Rule 13a -14(a) / 15d - 14(a) Certification of Chief
	Accounting Officer	24

32.1	Section 1350 Certification of Principal
	Executive Officer and Principal Financial Officer	25

32.2	Section 1350 Certification of Chief
	Accounting Officer	26