Form 10-K
period 2003-10-31
ROANOKE ELECTRIC STEEL CORP
filed 2004-01-29
CIK 84278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-2389

ROANOKE ELECTRIC STEEL CORPORATION

(Exact name of Registrant as specified in its charter)

Virginia	54-0585263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 13948, Roanoke, Virginia	24038-3948
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (540) 342-1831

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.

Aggregate market value at December 31, 2003: $131,490,682

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2003.

10,932,813 Shares outstanding

Portions of the following documents are incorporated by reference:

(1) 2003 Annual Report to Stockholders in Parts II, III and IV.

(2) Proxy Statement dated December 29, 2003 in Part III.

PART I

FORWARD-LOOKING STATEMENTS

From time to time, the Registrant may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Registrant notes that a variety of factors could cause the Registrant’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Registrant’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Registrant’s business include economic and industry conditions, availability and prices of supplies, prices of steel products, domestic and foreign competition, governmental regulations, interest rates, inflation, labor relations, environmental concerns, and others.

ITEM 1.	BUSINESS

(a) General Development of Business.

Roanoke Electric Steel Corporation is both an operating company and a holding company with both direct and indirect subsidiaries. A complete list of Roanoke Electric Steel’s subsidiaries is set forth on Exhibit No. 21 to this Form 10-K. For purposes of this Form 10-K, the defined term “Registrant” will, depending on the context, refer to Roanoke Electric Steel Corporation and its subsidiaries on a combined basis or refer to Roanoke Electric Steel Corporation as an operating company.

During the fiscal year ended October 31, 2003, the Registrant continued for the most part to operate its business as it has the past four years by manufacturing merchant steel bar products and specialty steel sections, fabricating open-web steel joists and concrete reinforcing steel, and extracting scrap steel and other metals from junked automobiles and other waste materials.

On December 16, 1998, the Registrant acquired all of the outstanding common shares of Steel of West Virginia, Inc. (“SWVA”), a Huntington, West Virginia steel manufacturer, for approximately $117.1 million, including the assumption of approximately $52.3 million of indebtedness. Upon merger, SWVA became a wholly-owned subsidiary of Roanoke Electric Steel Corporation. On the date of acquisition the Registrant closed on secured credit facilities, which included a $150,000,000 seven year term loan, through a syndicated bank group. The term loan was used to purchase all of the outstanding capital stock of SWVA, and refinance both the existing term debt of the Registrant and most of SWVA’s bank debt assumed through the merger. SWVA operates a mini-mill in Huntington, West Virginia, and steel fabrication facilities in Huntington and Memphis, Tennessee, while custom designing and manufacturing special steel products principally for use in the construction of truck trailers, industrial lift trucks, off-highway construction equipment (such as

PART I

(con’d.)

bulldozers and graders), manufactured housing, guardrail posts and mining equipment. The Registrant and SWVA do not generally compete as regards customers and products. The acquisition was accounted for as a purchase. Accordingly, the results of operations and cash flows were reflected in the consolidated financial statements from the date of acquisition, and the acquired assets and liabilities were included in the 1999 consolidated balance sheet at values based on a purchase price allocation, rendered through appraisals and other evaluations.

The other subsidiaries of the Registrant, Shredded Products Corporation, John W. Hancock, Jr., Inc., Socar, Incorporated and RESCO Steel Products Corporation, have had no material changes in operations or in the mode of conducting their business for the past five years.

(b) Financial Information about Industry Segments.

The Registrant’s business consists of one industry segment or line of business, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and reinforcing bars, and billets.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

AND CLASSES OF PRODUCTS OR SERVICES

	2003	2002	2001
Sales to Unaffiliated Customers:
Merchant Steel and Specialty Steel Sections	$211,209,483	$172,654,655	$190,631,577
Fabricated Bar Joists and Reinforcing Bars	75,449,093	73,575,373	101,985,847
Billets	25,432,380	17,543,681	15,057,181

Total Consolidated Sales	$312,090,956	$263,773,709	$307,674,605

Earnings (Loss) from Operations	$(2,996,543)	$(6,008,897)	$1,348,022
Cumulative effect of accounting change	(228,410)	—	—

Net Earning (Loss)	$(3,224,953)	$(6,008,897)	$1,348,022

Total Assets	$270,867,486	$289,717,573	$316,886,778

PART I

(con’d.)

(c) Narrative Description of Business.

(1) (i) The Registrant manufactures merchant steel products consisting of Angles, Plain Rounds, Flats, Channels and Reinforcing Bars of various lengths and sizes. The principal markets for the Registrant’s products are steel fabricators and steel service centers. The products are distributed directly to customers from orders solicited by a paid sales staff of the Registrant.

The Registrant’s subsidiary, Shredded Products Corporation, is involved in the extraction of scrap iron and steel and other metals from junked automobiles and other waste materials. Almost all of the ferrous material is used by the Parent as raw materials. The non-ferrous metals are sold to unrelated purchasers.

Two other subsidiaries, John W. Hancock, Jr., Inc. and Socar, Incorporated, are engaged in the manufacturing of long- and short-span steel joists. Joists are open-web steel horizontal supports for floors and roofs, used primarily in the construction of commercial and industrial buildings such as shopping centers, factories, warehouses, hospitals, schools, office buildings, nursing homes, and the like. Joists are cheaper and lighter than structural steel or reinforced concrete. The joists are distributed by these subsidiaries to their customers from orders solicited by manufacturer’s representatives and pursuant to successful bids placed directly by the subsidiaries.

The Registrant’s subsidiary, RESCO Steel Products Corporation, fabricates concrete reinforcing steel by cutting and bending rebars to contractors’ specifications. The rebars are distributed to contractors from orders solicited by a paid sales staff and pursuant to successful bids placed directly by the subsidiary.

The Registrant’s subsidiary, Steel of West Virginia, Inc., operates both a steel mini-mill which produces specialty steel sections, and fabrication facilities which add finishing operations to create custom-designed products placed directly into customers’ assembly lines. The niche markets supplied with these products include truck trailers, industrial lift trucks, guardrail posts, manufactured housing, off-highway construction equipment, and mining equipment. These products are marketed by senior management and in-house sales representatives of SWVA, whose sales efforts cover all of North America, and to a very small degree, certain other foreign markets.

The Roanoke and SWVA facilities both utilize electricity and natural gas as their power sources, with electric arc furnaces using electricty and with reheat furnaces using natural gas. The arc furnaces are used in the actual melting of scrap steel (to produce billets), while the reheat furnaces are used to reheat the billets which are then rolled into a finished product.

(ii) The Registrant has not in fiscal 2003 introduced a new product or begun to do business in a new industry segment that will require the investment of a material amount of assets or that otherwise is material.

PART I

(con’d.)

(iii) The Registrant’s main raw material, scrap steel, is supplied for the most part by scrap dealers within a 300 mile radius of the mill. The majority of this raw material is purchased through the David J. Joseph Company, a scrap broker. The Shredded Products subsidiary supplies 10,000 to 15,000 tons of scrap per month. Although scrap is generally available to the Registrant, the price of scrap steel is highly responsive to changes in demand, including demand in foreign countries as well as in the United States. The ability to maintain satisfactory profit margins in times when scrap is relatively high priced is dependent upon the levels of steel prices, which are determined by market forces. Alloys and other materials needed for the melting process are provided by various domestic and foreign companies.

Shredded Products Corporation often experiences difficulty in purchasing scrap automobiles at a satisfactory level. Competition from a number of other shredding operations and reluctance by dealers to sell scrap automobiles due to market conditions are the main causes. High offering prices generally increase the supply; however, the increased cost to produce sometimes is very comparable to the price of similar scrap that can be purchased on the outside.

Substantially all of John W. Hancock, Jr., Inc.’s steel components are purchased from the Parent, which is located conveniently nearby and, therefore such components are generally available to the subsidiary as needed.

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

Steel of West Virginia, Inc., like the Parent, uses scrap steel as its main raw material. Even though the purchase of steel scrap is subject to market conditions largely beyond its control, the subsidiary is located in a scrap surplus region, and therefore typically maintains less than a one month supply of scrap, which keeps inventory costs to a minimum. Although one scrap dealer supplies 25% to 30% of SWVA’s requirements, the subsidiary believes that a number of adequate sources of scrap and other raw materials that it uses are readily available. SWVA has historically been successful in passing on scrap cost increases through price increases, however, the effect of market price competition has limited the subsidiary’s ability to increase prices.

PART I

(con’d.)

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

(vii) During fiscal year 2003, sales (tons) by the Registrant to Steel of West Virginia, Inc., John W. Hancock, Jr., Inc., Socar, Incorporated and RESCO Steel Products Corporation, wholly-owned subsidiaries, were approximately 6%, 8%, 6% and 2% of the Registrant’s total sales (tons), respectively. During fiscal years 2003, 2002 and 2001, respectively, the largest nonaffiliated customer purchased approximately 4%, 4% and 5% of total sales (tons) — 3%, 2% and 3% of total sales (dollars). The 2003 and 2001 customers purchased merchant bar products. The 2002 customer was the temporary return of the same billet customer from 2000, where poor market conditions in the steel industry contributed to this customer’s worsened financial condition and eventual bankruptcy. The bankruptcy resulted in a charge to bad debts of $2.6 million and contributed to lower billet production levels. Poor market conditions prevented placing the lost tonnage with alternate sources. However, under normal market conditions, we would not expect the loss of any of these customers to have a materially adverse effect on the Registrant and its subsidiaries taken as a whole. In addition, considerably more billet tons were used internally by SWVA, which helped to mitigate the lost billet sales.

(viii) The Registrant is of the opinion that the amount of its backlog is not generally material to an understanding of the business. All backlog is shipped within the current fiscal year.

(ix) None of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

(x) The Registrant competes with steel-producing mills of similar size operative within its market region and also larger mills producing similar products. The market region in which the Registrant sells its products mainly consists of the majority of states east of the Mississippi River. Price, including transportation cost, is the major determinant in securing business. Strong business conditions kept bar prices up during fiscal 1998, in spite of the temporary drop in merchant bar shipments, caused by excess inventories at steel service centers. On December 16, 1998, the Registrant acquired 100% of the capital stock of Steel of West Virginia, Inc. (“SWVA”), a steel manufacturer, and 1999 results reflect the operations of SWVA from the date of acquisition. The 1998 financial statements were not restated to include SWVA because the acquisition was

PART I

(con’d.)

treated as a purchase for accounting purposes. Consequently, the significant increase in 1999 sales was due, primarily, to the inclusion of SWVA’s revenues in consolidated sales. Increased competition from foreign and domestic producers prompted industry-wide list price reductions for bar products at the beginning of fiscal 1999, and prices had not fully recovered by year end. Excess inventories at steel service centers and a shortage of transportation equipment contributed to the slight reduction in tons shipped of bar products as bar markets were generally good throughout the year. Sales for 2000 were flat due, again, to the acquisition of SWVA. Sales for the current year included SWVA’s revenues for the entire period, whereas sales for 1999 included only the portion of SWVA’s revenues from the date of acquisition. Average selling prices for bar and specialty products increased slightly for 2000, but list prices had fallen sharply by the end of the year as a result of increased foreign and domestic competition. The increased competition and price uncertainty reduced order entry and backlogs and caused decreases in both bar and specialty products shipments. Depressed economic conditions within the steel industry and certain niche markets resulted in the decline of 2001 sales. Selling prices for merchant bar and specialty steel products declined due to heightened foreign and domestic competition. Shipments of specialty products were down, primarily, as a result of depressed economic conditions within major market segments. However, sales were positively affected by an increase in tons shipped of merchant bar products, due to new product offerings and declining inventory levels at steel service centers. The reduction in 2002 sales was the result of continued poor business conditions and intensified competition. Shipments of specialty steel products declined as a result of a further softening in demand within certain niche markets, while heightened competition and product mix brought selling prices for specialty steel lower. Demand for merchant bar products diminished near year-end, resulting in the decline in bar shipments and contributing to the decline in sales for the year. While the selling price increase for bar products was small, it had a significant impact, in that it represented three increases in the list prices for bar products during the year, in spite of poor market conditions and was, primarily, the result of rising scrap costs. Sales increased in 2003 as a result of both improved selling prices and increased tons shipped for merchant bar products and specialty steel sections. The higher selling prices were principally due to continued rising scrap steel costs, which prompted several industry-wide price increases, as well as a strengthening in product demand. An improvement in market conditions contributed to the higher shipment levels.

The joist business is highly competitive. Due to similarity of product, relatively small price differences are often determinative in placing business. Ability to meet the customer’s time requirements for delivery also is important in securing business. Competing successfully becomes more difficult with the distance to point of delivery due to transportation costs. Continued favorable market conditions in the construction industry during

PART I

(con’d.)

fiscal 1998 led to the increased shipments and level selling prices for fabricated products. Competitive conditions within the commercial construction industry generally impact selling prices and shipment levels of fabricated products and were relatively favorable during 1999 as reflected in the higher selling prices. The reduced shipments were caused by minor factors other than competition as business conditions continued strong and backlogs remained high. In 2000, the decline in fabricated products selling prices and shipments was caused by increased competition within the construction industry, even though business conditions continued strong and backlogs were high. The decline in shipments was also affected by shortages of structural steel components. Economic conditions within the construction industry began to slide during 2001, as a result of increased competition, bringing prices lower. Fabricated products shipments decreased as construction activity slowed dramatically during the latter part of the year, as a result of poor business conditions. Increased competitive pressures and much weaker construction activity resulted in the decline in both selling prices and shipments of fabricated products for 2002. The slight increase in 2003 sales for fabricated products was due primarily to improved selling prices, which reacted to higher raw material costs. Shipments of fabricated products decreased due to continued intense competition within the commercial construction industry.

Billets are semi-finished products used by the Registrant in its rolling mill process to manufacture various merchant bar products and specialty steel sections. Excess billet production is sold to nonaffiliated customers who further fabricate the billets for various end uses. The significant increase in billet shipments for fiscal 1998 was attributable to record raw steel production, coupled with unprecedented demand. Billet prices, which are normally triggered by price changes for scrap steel, our main raw material, were flat due to relatively unchanged scrap prices. A dramatic change in our market for billets during 1999 brought diminished demand and a significant decline in tons shipped. Billet selling prices declined with sharp reductions in scrap prices. The dramatic reduction in billet shipments, again in 2000, and the continued drop in market conditions was attributable to the financial condition and eventual bankruptcy of a major customer. Shipments to this customer were purposely curtailed to reduce our exposure to bad debts. Due to market conditions, we were not able to place the lost tonnage with alternate sources, other than the tons used internally by SWVA. Billet selling prices were higher due to increased scrap prices. In 2001, billet shipments declined, due to poor market conditions and the loss of the major customer referred to earlier. Selling prices for billets were lower, mostly attributable to falling scrap steel costs. Billet selling prices declined further in 2002, in spite of rising scrap costs, due to changes in the mix of products and customers. Billet shipments spiked during the year with the temporary return of the major customer referred to above. Billet sales increased in 2003, as higher scrap steel costs brought improvements in billet pricing. Favorable market conditions also contributed to the increased billet shipments during the year.

PART I

(con’d.)

(xi) During the last three fiscal years, the Registrant was not involved in any material research and development activities.

(xii) The Registrant, Shredded Products and SWVA are subject to federal, state and local environmental laws and regulations concerning, among other matters, wastewater discharge, air emissions, furnace dust disposal and disposal of auto fluff and other wastes. As with similar mills in the industry, the Registrant’s and SWVA’s furnaces are classified as generating hazardous waste because they produce certain types of dust containing lead, zinc and cadmium. The Registrant now treats its electric arc furnace dust, a hazardous substance, utilizing its own stabilization process. Significant savings have been realized as this process replaced off-site and more expensive treatment methods that had been used through a contract with an approved waste disposal firm. SWVA currently collects and handles its furnace waste through contracts with a company which reclaims, from the waste dust, certain materials and recycles or disposes of the remainder. Shredded Products operates an approved landfill for use in disposal of its waste products associated with its auto shredding operations. The Registrant believes it is in substantial compliance with applicable federal, state and local regulations. However, future changes in regulations may require expenditures which could adversely affect earnings in subsequent years.

The Registrant has constructed over the years pollution control equipment at a net aggregate cost of over $10,200,000. Annual operating expenses and depreciation of all pollution control equipment and waste disposal costs are in excess of $2,700,000 in the aggregate. Additional future capital expenditures, for pollution control and waste disposal equipment, are presently estimated to be less than $10,000,000, and is in connection with future expansion, and not to address any current circumstances or issues. This expansion and, thus, the expenditures have been delayed for both economic and financial reasons, and will be completed and funded, as the Registrant’s financial resources permit. Adoption of the Clean Air Act Amendments of 1990, or any other environmental concerns, is not anticipated to have a materially adverse effect on the Registrant’s operations, capital resources or liquidity, nor should any incremental increase in capital expenditures occur due to the Act.

See Note 8, “Commitments and Contingent Liabilities”, in Notes to Consolidated Financial Statements contained in the Registrant’s 2003 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.

(xiii) At October 31, 2003, the Registrant employed 454 persons at its Roanoke plant. The Registrant’s subsidiaries, Steel of West Virginia, Inc., John W. Hancock, Jr., Inc., Socar, Incorporated, Shredded Products Corporation and RESCO Steel Products Corporation employed 475, 234, 233, 57 and 43 persons, respectively.

PART I

(con’d.)

(d) Financial Information about Foreign and Domestic Operations and Export Sales.

When the Registrant’s billet production exceeds its required needs, this semi-finished product is offered for sale. During past years, a portion of the excess billets has been sold to brokers who represent foreign purchasers. In 2003, export (billet) sales to China amounted to $4,276,000 at slightly below break-even margins. During fiscal years 2002 and 2001, the Registrant did not make any foreign sales of excess billets. However, the SWVA subsidiary sold a small percentage of its rolled products to foreign markets during these years. The information required by this paragraph by geographical area, as to foreign and domestic operations, is not provided since it is identical to the table in paragraph (b) with virtually all information pertaining to the United States.

ITEM 2.	PROPERTIES

The Registrant owns 82 acres situated in the City of Roanoke, Virginia, which comprises its main plant, of which 25 acres are used to provide 364,500 square feet of manufacturing space with an annual billet capacity of approximately 650,000 tons and rolling mill capacity of 400,000 tons. A 30 acre site is owned in Salem, Virginia, of which 10 acres were used to provide 51,355 square feet of manufacturing space, until March 1991, when the plant was idled. The Registrant acquired in 1991 a 447 acre tract of land in Franklin County, Virginia, 100 acres of which were transferred to Shredded Products Corporation in a move of shredding operations from its Montvale location. Part of this new Shredded Products property is being used as an approved industrial landfill. The remaining 347 acres of this land, 138 acres of which were sold between 1995 and 2002, is being marketed as an industrial park for Franklin County.

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

John W. Hancock, Jr., Inc. is located in Roanoke County near Salem, Virginia. The plant is situated on a 37 acre site owned by Hancock, Inc., 17 acres of which are regularly used in its operations, with an annual production capacity of approximately 62,000 tons. Buildings on the site contain 160,904 square feet of floor space.

PART I

(con’d.)

Socar, Incorporated and its subsidiary are located in Florence, South Carolina, and in Continental, Ohio. The Florence facility is located on a 28 acre site owned by Socar, Incorporated, 16 acres of which are regularly used in its operations. Buildings on the site contain 93,359 square feet of floor space. The plant located on a 32 acre site in Continental, Ohio, owned by Socar, Incorporated, has 94,400 square feet of floor space in manufacturing buildings, situated on 8 acres regularly used in its operations. Both operations have a combined annual production capacity of approximately 50,000 tons.

RESCO Steel Products Corporation operates from a building containing 43,340 square feet of floor space, with an annual production capacity of approximately 25,000 tons. The plant is located in Salem, Virginia, on a 7 acre site owned by RESCO.

Steel of West Virginia, Inc. and its subsidiaries are located in Huntington, West Virginia and in Memphis, Tennessee. The Huntington facility is located on a 42 acre site owned by SWVA, most of which are regularly used in its operations. Buildings on the site contain 558,175 square feet of manufacturing space with an annual billet capacity of approximately 280,000 tons and rolling mill capacity of 300,000 tons. The plant located in Memphis, Tennessee owned by SWVA operates in 41,000 square feet of manufacturing space on approximately 4 acres.

The following information relates to the productive capacity utilization, based on estimated full production, for the facilities operated by the Registrant and each of its subsidiaries for the year ended October 31, 2003:

Roanoke Electric Steel Corporation

Melt Shop (Percentage of Utilization 68%)

Rolling Mill (89%)

Shredded Products Corporation

Montvale (84%)

Rocky Mount (60%)

John W. Hancock, Jr., Inc. (63%)

Socar, Inc. — SC & OH (67%)

RESCO Steel Products Corporation (66%)

SWVA, Inc.

Melt Shop (98%)

Rolling Mill (75%)

PART I

(con’d.)

The various buildings are of modern design, well-maintained, and suitable and adequate for the requirements of the business. The Registrant believes that its facilities are being adequately used, that it does not have any excess capacity and that it has no excess or obsolete facilities.

ITEM 3.	LEGAL PROCEEDINGS

The Registrant is a participant with other steel producers in class action litigation against manufacturers of graphite electrodes, which are used in the melting phase of steel production. The suit alleges that the defendant manufactures violated the antitrust laws by fixing prices during the period July 1, 1992 through June 30, 1998. The Registrant is not one of the lead plaintiffs or otherwise a representative of the class in this litigation. As a member of the class, the Registrant receives only that information forwarded to it by the class representatives or counsel.

Certain of the defendants have entered into court approved settlements, resulting in partial distributions received by the Registrant during the period 1999 through 2003 of $4,251,088. The Registrant recognized the revenue upon realization.

Two cases remain unsettled and class counsel holds an unspecified amount of undistributed settlement funds. The Registrant expects to receive additional distributions, but does not anticipate the mounts to be material and does not know the precise timing of such future distributions. Because the Registrant does not expect any future amounts to be material, it does not believe that disclosure of the “gain contingency” is warranted. As under its existing policy, the Registrant will recognize the revenue upon realization. If the Registrant determines that future distributions might be material, it will disclose the “gain contingency” while exercising the caution provided in paragraph 17 of SFAS 5.

See Note 8, “Commitments and Contingent Liabilities”, in Notes to Consolidated Financial Statements contained in the Registrant’s 2003 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year covered.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on February 17, 2004.

PART I

(con’d.)

The names, ages and positions of all of the executive officers of the Registrant as of October 31, 2003 are listed below with their business experience with the Registrant for the past five years. Officers are elected by the Board of Directors at the first meeting of directors following the annual meeting of shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Thomas J. Crawford, 48, has served as Secretary of the Registrant since January 1985 and as Vice President-Administration since February 1998; prior thereto, he had served as Assistant Vice President since January 1993, as Manager of Inside Sales since 1984 and as a Sales Representative since 1977. He has 26 years of service with the Registrant.

Timothy R. Duke, 52, has served as President and Chief Executive Officer of Steel of West Virginia, Inc. (“SWVA”), a wholly-owned subsidiary of the Registrant, since July 1997, and as Treasurer since February 1988; prior thereto, he had served as Chief Operating Officer of SWVA since October 1996 and as Vice President and Chief Financial Officer of SWVA since February 1988. He has 16 years of service with SWVA.

Donald R. Higgins, 58, has served as Vice President—Sales of the Registrant since January 1986; prior thereto, he had served as General Sales Manager since 1984 and Assistant Sales Manager since 1978. He has 38 years of service with the Registrant.

Mark G. Meikle, 39, joined the Registrant on October 21, 2003 as newly elected Vice President -Finance, Assistant Treasurer and Chief Financial Officer; prior thereto, he had served as Assistant Controller, Corporate Controller, Vice President, Treasurer and/or Chief Financial Officer with SWVA from 1989 through 1998. He has 10 years of service with SWVA.

John E. Morris, 62, retired on November 30, 2003. Until October 21, 2003, he had served as Vice President - Finance of the Registrant since October 1988 and as Assistant Treasurer since 1985; prior thereto, he had served as Controller since 1971. He had 32 years of service with the Registrant.

Donald G. Smith, 68, has served as Chairman of the Board of the Registrant since February 1989, as Chief Executive Officer since November 1986, as President and Treasurer since January 1985 and as Director of the Registrant since April 1984; prior thereto, he had served as Vice President - Administration since September 1980 and as Secretary since January 1967. He has 46 years of service with the Registrant.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The specific information required by this item is incorporated by reference to the information under the heading “Stock Activity” in the 2003 Annual Report to Stockholders. The Registrant did not, during fiscal year 2003, make any sale of securities not registered under the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

The specific information required by this item is incorporated by reference to the information under the heading “Selected Financial Data” in the 2003 Annual Report to Stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The specific information required by this item is incorporated by reference to the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2003 Annual Report to Stockholders.

The Registrant has no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Registrant’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The specific information required by this item is incorporated by reference to the information under the headings “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2003 Annual Report to Stockholders.

As disclosed in Note 7 to the Notes to Consolidated Financial Statements, the Registrant engages in transactions in various derivative financial instruments and derivative commodity from time to time, when appropriate. At October 31, 2003, the Registrant’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk, equity price risk, or interest rate risk. However, interest rates and various commodity prices could pose future risks in certain market conditions. As to interest rate risk, the Registrant performed a materiality assessment as of October 31, 2003, and assumed a 10% adverse change in interest rates applied to its floating rate debt. The analysis indicated that such a change would not have a material effect on the Registrant’s consolidated results of operations or on the fair value of its risk-sensitive financial instruments. As to commodity price risk, a hypothetical 10% drop in the market price of natural gas would not have a materially adverse effect on the Registrant’s consolidated results of operations or on the fair value of its natural gas derivative contracts at October 31, 2003.

PART II

(con’d.)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The specific information required by this item is incorporated by reference to the information under the headings “Independent Auditors’ Report”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” in the 2003 Annual Report to Stockholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management, including the Principal Executive Officer and the Principal Financial Officer and Chief Accounting Officer, performed an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Registrant’s Principal Executive Officer and the Principal Financial Officer and Chief Accounting Officer, have concluded that the Registrant’s disclosure controls and procedures were effective. There have been no changes during the quarter ended October 31, 2003 in the Registrant’s internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(e)) or in other factors that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The specific information required by this item, about the Registrant’s directors and executive officers, is incorporated by reference to the information under the heading “Information Concerning Directors and Nominees” in the Proxy Statement dated December 29, 2003, for the Annual Meeting of Shareholders to be held on February 17, 2004 (the “Proxy Statement”), as filed with the Securities and Exchange Commission (the “Commission”), or is included under the heading “Executive Officers of the Registrant” in Part I of this filing on Form 10-K.

The specific information required by this item, concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Registrant’s directors, executive officers and 10 percent shareholders, is incorporated by reference to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement dated December 29, 2003, as filed with the Commission.

The Registrant’s Board of Directors has determined the Thomas L. Robertson and George W. Logan, are each an “audit committee financial expert” and “independent” as these terms are defined in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc.

The Registrant has adopted a code of conduct which applies to all directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller and other officers who perform similar functions (the “Designated Officers”). A copy of the code of conduct is posed on the Registrant’s website, www.roanokesteel.com. The Registrant intends to disclose any changes in or waivers from its code of conduct applicable to directors, executive officers, and any Designated Officer on its website or by filing a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The specific information required by this item is incorporated by reference to the information under the headings “Executive Compensation”, “Compensation and Stock Option Committee Report on Executive Compensation”, “Performance Graph” and “Board of Directors and Committees — Director Compensation” in the Proxy Statement dated December 29, 2003, as filed with the Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The specific information required by this item is incorporated by reference to the information under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Proxy Statement dated December 29, 2003, as filed with the Commission, and under the heading “Notes to Consolidated Financial Statements” in the 2003 Annual Report to Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART III

(con’d.)

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The specific information required by this item, concerning the principal accounting fees paid by the Registrant and the Audit Committee’s pre-approval policies and procedures, is incorporated by reference to the information under the heading “Audit Committee and Other Audit Matters” in the Proxy Statement dated December 29, 2003, as filed with the Commission.

PART IV

ITEM15 .	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

(1) The following financial statements filed as part of the 2003 Annual Report to Stockholders are incorporated herein by reference:

(a) Consolidated Balance Sheets

(b) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(c) Consolidated Statements of Earnings (Loss)

(d) Consolidated Statements of Cash Flows

(e) Notes to Consolidated Financial Statements

(f) Independent Auditors’ Report

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

(2) Financial Statement Schedules

Report of Independent Auditors

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Directors of

Roanoke Electric Steel Corporation

102 Westside Blvd., NW

Roanoke, VA 24017

We have audited the consolidated financial statements of Roanoke Electirc Steel Corporation and its wholly-owned subsidiaries (the “Company”) as of October 31, 2003 and 2002, and for each of the three years in the period ended October 31, 2003, and have issued our report thereon dated December 8, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, on November 1, 2002); such consolidated financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina December 8, 2003

PART IV

(con’d.)

The financial statement schedule should be read in conjunction with the consolidated financial statements. The financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or included in the notes thereto.

Set forth below is “Schedule II - Valuation and Qualifying Accounts” for the Registrant as required by Rule 5-04 of Regulation S-X:

Description	Beginning Balance	Charged to Cost & Expenses	Charged to Other Accounts	(A/R Charged Against Allowance) Deductions	Ending Balance
Y/E 10/31/01:
Allowance for:
Bad debts	$1,332,848	$286,115	$—	$520,485	$1,098,478
Sales returns	1,190,082	353,000	—	90,560	1,452,522

	2,522,930	639,115	—	611,045	2,551,000

Y/E 10/31/02:
Allowance for:
Bad debts	1,098,478	1,046,099	—	963,762	1,180,815
Sales returns	1,452,522	—	—	769,591	682,931

	2,551,000	1,046,099	—	1,733,353	1,863,746

Y/E 10/31/03:
Allowance for:
Bad debts	1,180,815	4,976,243	—	3,328,465	2,828,593
Sales returns	682,931	—	—	81,495	601,436

	$1,863,746	$4,976,243	$—	$3,409,960	$3,430,029

PART IV

(con’d.)

(3) Pursuant to Regulation S-K, the following Exhibit Index is added immediately preceding the exhibits filed as part of the subject Form 10-K:

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT	PAGE

(3)	(a) Articles of Incorporation, as amended	24

		Incorporated by reference

	(b) By-Laws, as amended	25

		Incorporated by reference

(4)	Instruments Defining the Rights of Security Holders	26

(10)	*(a) Executive Officer Incentive Arrangement	27

		Incorporated by reference

	*(b) Roanoke Electric Steel Corporation

	Employees’ Stock Option Plan	27

		Incorporated by reference

	*(c) Amendment to Roanoke Electric Steel Corporation

	Employees’ Stock Option Plan	27

	*(d) Roanoke Electric Steel Corporation

	Non-Employee Directors’ Stock Option Plan	27

	*(e) Roanoke Electric Steel Corporation Severance Agreements	27

		Incorporated by reference

	*(f) SWVA Collective Bargaining Agreement	27

		Incorporated by reference

PART IV

(con’d.)

EXHIBIT INDEX (con’d)

EXHIBIT NO.	EXHIBIT	PAGE

(13)	2003 Annual Report to Stockholders	28

(21)	Subsidiaries of the Registrant	29

(23)	Independent Auditor’s Consent	30

(31.1)	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer	31

(31.2)	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer and Chief Accounting Officer	32

(32.1)	Section 1350 Certification of Principal Executive Officer	33

(32.2)	Section 1350 Certification of Principal Financial Officer and Chief Accounting Officer	34

(b)	Reports on Form 8-K.

Form 8-K dated September 2, 2003 and filed September 5, 2003, furnishing under Item 12 a news release announcing financial condition and results of operations for the quarter ended July 31, 2003.

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
Donald G. Smith, Chairman, President, Treasurer and Chief Executive Officer (Principal Executive Officer and Director)

Date: January 20, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Donald G. Smith	January 20, 2004
Donald G. Smith, Chairman, President, Treasurer and Chief Executive Officer (Principal Executive Officer and Director)

/s/ Mark G. Meikle	January 20, 2004
Mark G. Meikle, Vice President - Finance, Assistant Treasurer and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

/s/ George B. Cartledge, Jr.		January 20, 2004
George B. Cartledge, Jr.	Director

/s/ Charles W. Steger		January 20, 2004
Charles W. Steger	Director

/s/ Frank A. Boxley		January 20, 2004
Frank A. Boxley	Director

/s/ Charles I. Lunsford, II		January 20, 2004
Charles I. Lunsford, II	Director

/s/ Timothy R. Duke		January 20, 2004
Timothy R. Duke	Director

/s/ George W. Logan		January 20, 2004
George W. Logan	Director

/s/ Thomas L. Robertson		January 20, 2004
Thomas L. Robertson	Director