Form 10-Q
period 2004-01-31
ROANOKE ELECTRIC STEEL CORP
filed 2004-03-12
CIK 84278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-2389

ROANOKE ELECTRIC STEEL CORPORATION

(Exact name of Registrant as specified in its charter)

Virginia	54-0585263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Westside Blvd., N.W., Roanoke, Virginia	24017
(Address of principal executive offices)	(Zip Code)

(540) 342-1831

(Registrant’s telephone number, including area code )

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of January 31, 2004.

10,932,813 Shares outstanding

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Balance Sheets

	(Unaudited)
	January 31, 2004	October 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,882,310	$13,422,044
Investments	3,627,061	3,778,392
Accounts receivable, net of allowances of $3,948,086 in 2004 and $3,430,029 in 2003	48,123,355	46,469,280
Refundable income taxes	0	608,244
Inventories	66,288,612	59,565,245
Prepaid expenses	1,874,314	1,466,176
Deferred income taxes	5,476,575	5,525,279

Total current assets	139,272,227	130,834,660

PROPERTY, PLANT AND EQUIPMENT
Land	7,734,589	7,734,589
Buildings	45,161,225	45,099,325
Manufacturing machinery and equipment	136,247,243	136,053,175
Trucks and forklifts	7,262,445	7,242,124
Fabricating plant equipment	19,800,866	19,693,180
Land improvements	9,047,924	8,993,364
Office equipment	2,566,960	2,537,117
Assets under construction	1,564,108	1,375,707

Total	229,385,360	228,728,581
Less—accumulated depreciation	108,961,805	105,323,406

Property, plant and equipment, net	120,423,555	123,405,175

GOODWILL	13,868,647	13,868,647

OTHER ASSETS	2,746,022	2,759,004

TOTAL ASSETS	$276,310,451	$270,867,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligation	$11,299,897	$7,560,884
Accounts payable	28,429,662	24,540,814
Dividends payable	546,641	546,641
Employees’ taxes withheld	360,983	275,112
Accrued profit sharing contribution	1,322,815	1,339,642
Accrued wages and expenses	12,138,606	11,289,678
Accrued income taxes	86,634	0

Total current liabilities	54,185,238	45,552,771

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION
Notes and capital lease payable	71,504,040	71,519,832
Less—current portion	11,299,897	7,560,884

Total long-term debt and capital lease obligation	60,204,143	63,958,948

DEFERRED INCOME TAXES	29,474,012	29,908,754

OTHER LIABILITIES	5,206,956	5,381,389

STOCKHOLDERS’ EQUITY
Common stock—no par value—authorized 20,000,000 shares, issued 12,205,927 shares	4,394,889	4,394,889
Retained earnings	124,223,939	123,236,904
Accumulated other comprehensive loss	(560,858)	(748,301)

Total	128,057,970	126,883,492
Less—treasury stock, 1,273,114 shares at cost	817,868	817,868

Total stockholders’ equity	127,240,102	126,065,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,310,451	$270,867,486

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Earnings (Loss)

	(Unaudited) Three Months Ended January 31,
	2004	2003
SALES	$87,255,510	$61,129,954
COST OF SALES	78,403,653	58,056,795

GROSS EARNINGS	8,851,857	3,073,159

OTHER OPERATING EXPENSES (INCOME)
Administrative	7,359,859	5,225,018
Interest, net	1,047,682	1,462,984
Profit sharing	956,488	80,400
Antitrust litigation settlement	(3,061,820)	(520,960)

Total	6,302,209	6,247,442

EARNINGS (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,549,648	(3,174,283)
INCOME TAX EXPENSE (BENEFIT)	1,015,972	(1,272,821)

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,533,676	(1,901,462)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0	(228,410)

NET EARNINGS (LOSS)	$1,533,676	$(2,129,872)

Earnings (loss) per share (basic and diluted) of common stock:
Earnings (loss) before cumulative effect of change in accounting principle	$0.14	$(0.17)
Cumulative effect of change in accounting principle	0.00	(0.02)

Net earnings (loss) per share of common stock	$0.14	$(0.19)

Cash dividends per share of common stock	$0.05	$0.05

Weighted average number of common shares outstanding :
Basic	10,932,813	10,942,813

Diluted	10,970,133	10,958,945

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Cash Flows

	(Unaudited) Three Months Ended January 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$1,533,676	$(2,129,872)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	0	228,410
Deferred compensation liability	51,239	7,269
Postretirement liabilities	(38,212)	102,669
Landfill closure obligation	8,409	0
Depreciation and amortization	3,931,937	4,039,182
(Gain) loss on sale of investments and property, plant and equipment	(854)	70,223
Deferred income taxes	(511,000)	(331,000)
Changes in assets and liabilities which provided (used) cash, exclusive of changes shown separately	(3,162,122)	1,005,007

Net cash provided by operating activities	1,813,073	2,991,888

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(664,478)	(569,515)
Proceeds from sale of property, plant and equipment	660	330
(Purchase) sale of investments	143,013	10,388,643
Other	(73,700)	(49,695)

Net cash provided by (used in) investing activities	(594,505)	9,769,763

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(546,641)	(547,141)
Payment of long-term debt	(11,231)	(18,760,372)
Loan costs	0	(285,000)
Interest rate swap termination fee	(195,869)	(234,515)
Payment of capital lease principal	(4,561)	0

Net cash used in financing activities	(758,302)	(19,827,028)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	460,266	(7,065,377)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,422,044	12,051,362

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,882,310	$4,985,985

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$(1,654,075)	$5,071,712
(Increase) decrease in refundable income taxes	608,244	(996,117)
(Increase) decrease in inventories	(6,723,367)	(414,228)
(Increase) decrease in prepaid expenses	(408,138)	(1,550,942)
Increase (decrease) in accounts payable	3,888,848	(482,227)
Increase (decrease) in employees’ taxes withheld	85,871	128,936
Increase (decrease) in accrued profit sharing contribution	(16,827)	(489,921)
Increase (decrease) in accrued wages and expenses	970,688	(262,206)
Increase (decrease) in accrued income taxes	86,634	0

Total	$-3,162,122	$1,005,007

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Consolidated Financial Statements

January 31, 2004

Note 1.	Roanoke Electric Steel Corporation is both an operating company and a holding company with both direct and indirect subsidiaries. A complete list of Roanoke Electric Steel’s subsidiaries is incorporated by reference to the previously filed form 10-K (Exhibit No. 21) for October 31, 2003, as filed with the Securities and Exchange Commission. For purposes of this Form 10-Q, the defined term “Registrant” will, depending on the context, refer to Roanoke Electric Steel Corporation and its subsidiaries on a combined basis or refer to Roanoke Electric Steel Corporation as an operating company.

In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 31, 2004 and the results of operations and cash flows for the three months ended January 31, 2004 and 2003.

Revenue is recognized upon the shipment of finished goods. Additionally, revenue is recognized on certain products manufactured utilizing the percentage of completion method. For these products, the Registrant establishes detailed estimates of product shipments and their related estimated costs. As product is shipped, revenue is recognized based on the quantity shipped in comparison to estimated production. For the year ended October 31, 2003, approximately 80% of revenue recognized was for finished goods shipments, while the remaining 20% related to revenue recognized based on percentage of completion. For the first quarter 2004, no material changes existed in the revenue percentage allocation.

The Registrant records shipping and handling expenses in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Cost”. Shipping and handling charges, billed to the customer, are included in sales revenues and costs associated with such shipments are included in cost of sales.

Certain amounts included in this Form 10-Q filing for prior years have been reclassified from their original presentation to conform with the current year presentation.

Stock-Based Compensation

The Registrant’s stock option plans are described more fully in Note 12 of its 2003 Annual Report to Stockholders. In December 2002, Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation”, was issued. This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 in paragraphs 2 (a)-2 (e) of this statement were effective for financial statements for fiscal years ending after December 15, 2002.

The Registrant accounts for stock options under the intrinsic value method recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost of $30,477 for the 2003 quarter was recognized for the difference between the exercise price and the fair value of the stock price at the grant date. No options were granted during the first quarter of 2004. Had compensation cost been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Registrant’s net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	(Unaudited) Three Months Ended January 31,
	2004	2003
Net earnings (loss), as reported	$1,533,676	$(2,129,872)
Add stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	—	18,286
Deduct total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	—	(18,286)

Pro forma net earnings (loss)	$1,533,676	$(2,129,872)
Net earnings (loss) per share (basic and diluted):
As reported	$0.14	$(0.19)

Pro forma	$0.14	$(0.19)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	(Unaudited) Three Months Ended January 31,
	2004	2003
Weighted- average grant date fair value	—	$5.53
Weighted-average expected lives (years)	—	5.00
Weighted-average grant date fair value-exercise price equals market price	—	$5.53
Weighted-average grant date fair value-exercise price greater than market price	—	—
Risk-free interest rate	—	3.25%
Expected volatility	—	67.24%
Dividend yield	—	1.58%

Due to the factors (assumptions) described above, the above pro forma disclosures are not necessarily representative of pro forma effects on reported net income for future years.

Note 2.	Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (“FIFO”) method of accounting and includes materials, costs of production and manufacturing overhead. The determination of market includes such factors as utility of goods, the ability to dispose of the goods in the ordinary course of business, physical obsolescence and changes in price levels.

Inventories include the following major classifications:

	(Unaudited) January 31, 2004	October 31, 2003
Scrap steel	$7,156,707	$5,668,835
Melt supplies	2,868,388	2,554,662
Billets	5,863,529	4,066,909
Mill supplies	3,606,984	3,712,415
Work-in-process	7,627,486	6,832,299
Finished steel	39,165,518	36,730,125

Total inventories	$66,288,612	$59,565,245

Note 3.	Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options. Basic earnings (loss) per share and diluted earnings (loss) per share calculated in accordance with SFAS No. 128, “Earnings per Share”, are presented in the consolidated statements of earnings (loss). Options to purchase 206,500 and 330,800 shares of common stock were outstanding at January 31, 2004 and 2003, respectively, but were not included in the three month computation of diluted earnings (loss) per share because the effect would be antidilutive.

Note 4.	The components of comprehensive earnings (loss), net of taxes, were as follows:

	(Unaudited) Three Months Ended January 31,
	2004	2003
Net earnings (loss)	$1,533,676	$(2,129,872)

Other comprehensive earnings:
Change in derivative financial instruments	73,056	—
Accretion of past hedging relationships	114,387	137,325

Other comprehensive earnings	187,443	137,325

Total comprehensive earnings (loss)	$1,721,119	$(1,992,547)

Note 5.	The Registrant’s business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and reinforcing bars, and billets.

Financial Information Relating to Classes of Products

	(Unaudited) Three Months Ended January 31,
	2004	2003
Sales to unaffiliated customers:
Merchant steel and specialty steel sections	$64,088,682	$42,741,760
Fabricated bar joists and reinforcing bars	17,955,393	15,726,863
Billets	5,211,435	2,661,331

Total consolidated sales	$87,255,510	$61,129,954

Note 6.	Supplemental cash flow information:

	(Unaudited) Three Months Ended January 31,
	2004	2003
Cash paid during the period for:
Interest	$1,106,541	$1,641,247

Income taxes (net of cash received)	$832,094	$54,296

Non cash items:
Accretion of past hedging relationships	$114,387	$137,325
Change in derivative financial instruments	73,056	—

Total non cash items	$187,443	$137,325

Note 7.	In June 1998, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was issued, establishing standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. Effective November 1, 2000, the Registrant adopted the policy of accounting and reporting the fair value of derivatives used as cash flow hedging activities, as referred to in SFAS 133, through other comprehensive earnings.

The Registrant has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. Pursuant to SFAS 133, to the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive earnings (loss). To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, the Registrant discontinues hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Historically, the Registrant’s interest rate swap agreements have been 100% effective and, therefore, changes in fair value have been recorded as a component of other comprehensive earnings (loss). As of April 1, 2002, the Registrant effected an early termination, or unwind, of its interest rate swap agreements, resulting in the conversion of fixed-rate debt into variable-rate borrowings. This swap unwind created a termination fee of $3,000,179 due the Lender, to be paid over the remaining term of the debt. For the quarters ended January 31, 2004 and 2003, the reclassification, and subsequent amortization/accretion, of these past hedging relationships resulted in the Registrant recording an after-tax earnings adjustment of $114,387 and $137,325, respectively, through other comprehensive earnings (loss). Due to fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Registrant plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings or other comprehensive earnings (loss).

In the second half of 2003, the Registrant entered into multiple, one-year or less, derivative commodity instruments to minimize the exposure of price risk related to certain natural gas purchases used in the manufacturing process. The contracts used to mitigate the price risk related to natural gas purchases are designated as effective cash flow hedges for a portion of the natural gas usage over the periods in the agreements. Unrealized gains and losses associated with marking the contracts to market are recorded as a component of other comprehensive earnings (loss) and included in the stockholders’ equity section of the balance sheet as part of accumulated comprehensive earnings (loss). These gains and losses are recognized in earnings in the month in which the related natural gas is used, or in the month a hedge is determined to be ineffective. For the quarter ended January 31, 2004, the Registrant recorded an after-tax earnings adjustment of $73,056 through other comprehensive earnings (loss), related to future transactions, which are expected to be recognized in earnings within the respective contract term. There were no ineffective hedges for the quarters ended January 31, 2004 and 2003.

Note 8.	At fiscal year-end October 31, 2001, the Registrant had goodwill of $13,868,647, net of accumulated amortization of $2,328,313. The Registrant early adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, on November 1, 2001 and, subsequently, discontinued goodwill amortization. Based on the Registrant’s current reporting structure, it has determined that it operates as three reporting units and, therefore, has assigned goodwill at the operating division level. The Registrant completed the first step of the transitional goodwill impairment test and determined that the fair value exceeded the recorded book value at October 31, 2001 and, thus, no goodwill impairment loss existed. Ongoing, the Registrant will perform its impairment testing during the third quarter of each year. Any subsequent impairment losses, if any, will be reflected in operating income in the statement of earnings. The Registrant completed its impairment testing of goodwill during the 2002 and 2003 third quarters and determined that no goodwill impairment loss existed as of July 31, 2002 and 2003. The carrying value of goodwill is periodically reviewed based upon an assessment of operations of the acquired entity. Such a review was performed as of January 31, 2004, with findings of no impairment loss.

Note 9.	In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations”, was issued, addressing financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset. The provisions of SFAS 143 became effective with the Registrant’s adoption of the statement on November 1, 2002. Application of the statement encompasses an industrial landfill located on the site of the Registrant’s subsidiary, Shredded Products Corporation, which will operate for another thirty to thirty-five years before closing.

The effect of adopting a new accounting principle on net earnings and the related per share amounts is required to be shown on the face of the statement of earnings for all periods presented under APB No. 20.

On November 1, 2002, the date of adoption, an asset retirement obligation for landfill closure and post closure costs of $433, 902 was recorded, compared to the associated long-lived asset, net of accumulated depreciation of $205,492. This resulted in a cumulative effect of adopting this statement of $228,410.

At January 31, 2004, the asset retirement obligation totaled $473,678 and is included in other non-current liabilities. The current period change in the obligation consisted of both liabilities incurred and accretion expense of $8,409.

Note 10.	On November 1, 2002, the Registrant adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 addressees financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS 144 did not have a material impact on the Registrant’s results of operations or financial condition.

Note 11.	In April 2002, SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002”, was issued, rescinding SFAS 4 which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and loses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in APB No. 30, “ Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Registrant’s November 1, 2002 adoption and implementation of SFAS 145 had no significant effect on its results of operations or financial condition.

Note 12.	In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued, requiring companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Registrant has seen no material impact on its results of operations or financial condition since the adoption of SFAS 146 on November 1, 2002.

Note 13.	In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or amended after December 31, 2002. The Registrant will record the fair value of future material guarantees, if any. The adoption of FIN 45 had no significant impact on the Registrant’s financial condition or results of operations.

Note 14.	In January 2003, the FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”, was issued (revised December 2003). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003, however certain provisions of the interpretation were deferred until the period ending after March 15, 2004. The Registrant does not have any variable interest entities, and the adoption of this interpretation did not have an affect on the Registrant’s consolidated financial statements.

Note 15.	In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, was issued. SFAS 150 is effective for the Registrant’s financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The new rules establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that financial instruments within its scope be classified as liabilities. The adoption of SFAS 150 did not have a material impact on the Registrant’s financial position or results of operations.

Note 16.	At January 31, 2004, the Registrant was committed for $692,800 for purchases of equipment and production facilities.

The Registrant is not involved in any legal proceedings or environmental matters outside the ordinary course of business. In the opinion of management, amounts accrued for potential awards or assessments in connection with these matters at this time are adequate, and the outcome of such environmental and legal concerns currently pending will not have a material effect on the Registrant’s consolidated financial position, results of operations, or cash flows. The Registrant reassesses these matters as new facts and cases are brought to management’s attention.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors

Roanoke Electric Steel Corporation

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries (the “Corporation”) as of January 31, 2004, and the related consolidated statements of earnings (loss) and cash flows for the three-month periods ended January 31, 2004 and 2003. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of October 31, 2003, and the related consolidated statements of loss, stockholders’ equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated December 8, 2003, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, on November 1, 2002. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Raleigh, North Carolina

March 9, 2004

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Registrant’s earnings during the periods included in the accompanying consolidated statements of earnings (loss).

A summary of the period to period changes in the principal items included in the consolidated statements of earnings (loss) is shown below:

	Comparison of Increases (Decreases)
	Three Months Ended January 31, 2004 and 2003
	Amount	Percent
Sales	26,125,556	42.7
Cost of sales	20,346,858	35.0
Administrative expenses	2,134,841	40.9
Interest expense	(415,302)	28.4
Profit sharing expense	876,088	1,089.7
Antitrust settlement income	2,540,860	487.7
Earnings (loss) before income taxes and cumulative effect of change in accounting principle	5,723,931	180.3
Income tax expense (benefit)	2,288,793	179.8
Earnings (loss) before cumulative effect of change in accounting principle	3,435,138	180.7
Cumulative effect of change in accounting principle	228,410	100.0
Net earnings (loss)	3,663,548	172.0

OVERVIEW

The Registrant has steel manufacturing facilities in Roanoke, Virginia and Huntington, West Virginia, producing angles, rounds, flats, channels, beams, special sections and billets, which are sold to steel service centers, fabricators, original equipment manufacturers and other steel producers. Five subsidiaries are involved in various steel-related activities, consisting of scrap processing and bar joist, reinforcing bar and truck trailer beam fabrication.

ECONOMIC FACTORS AND STEEL INDUSTRY TRENDS AFFECTING OPERATING RESULTS

The Registrant’s sales are predominantly affected by the volume of products shipped to customers, the corresponding mix of products shipped and the associated sales prices of each product. These factors can be significantly impacted by general economic conditions, industry trends and competitive pressures.

All direct and indirect manufacturing costs are included in cost of sales. The principle elements of cost of sales are raw materials, labor and energy. The primary components of raw materials include scrap and other additives.

RESULTS OF OPERATIONS

Sales for the quarter increased by 42.7%, mainly, as a result of improvements in selling prices for merchant bar products of 33.9%, fabricated products of 9.5% and billets of 19.6%. Selling prices for most of the specialty steel sections increased, although the average selling price was virtually unchanged, or -0.1%, due to product mix. Increased tons shipped for all product classes also contributed to the sales improvement for the quarter. The improvement in merchant bar product selling prices was due, mainly, to a 65.7% rise in scrap steel, our main raw material, and energy costs which prompted several industry-wide price increases. Improved business conditions within the steel industry created increased demand for bar products, sending order rates and backlogs higher, resulting in increased merchant bar shipments of 18.1% during the quarter. Better economic conditions, within certain niche markets, brought increased demand and 25.9% higher shipment levels for specialty steel products. Average selling prices for specialty steel sections were flat, due to product mix during the period, eventhough competitive conditions eased within several market segments increasing selling prices within those segments. Fabricated product selling prices increased for the quarter, influenced mainly by higher raw material costs. The improved fabricated product shipment levels of 5.8% for the quarter were primarily due to improved average delivery time during the current year, as nonresidential construction activity remains weak. Billet selling prices increased, as sharp rises in scrap prices triggered changes in billet prices. Improved demand and lower excess billet availability in the market resulted in the 63.7% increased billet shipments the for the period. Cost of sales increased by 35.0%, mainly, as a result of the increased tons shipped for all product classes, together with higher costs of energy and scrap steel. Repairs and maintenance increased from $4,917,176 to $5,452,901 for the first quarter of 2003 and 2004, respectively, due to required equipment repair needs per period. The Company has no significant deferred maintenance and believes its facilities are operating within reasonable productive capacities. Gross profit as a percentage of sales increased from 5.0% to 10.1%, primarily, as a result of the higher selling prices for bar and fabricated products and billets, coupled with the effects of increased raw steel and bar production levels on fixed costs, which more than offset higher scrap and energy costs, together with lower margins for billets and fabricated products. Administrative expenses increased due, mainly, to increased executive and other management compensation of $254,577, and higher expenses for insurance of $526,237, professional fees of $878,835 (most in relation to the Sarbanes-Oxley Act) and bad debt reserves of $339,000. Administrative expenses, as a percentage of sales, dropped from 8.6% in 2003 to 8.4% in 2004, as a result of the improvement in sales. Interest expense decreased, primarily, due to reduced average borrowings and lower average interest rates, which more than offset lower interest income. Profit sharing expense is based on earnings before income taxes in accordance with provisions of the Company’s various retirement plans. For the quarter, one plan accrued benefits as a result of incurred earnings, while a second plan provided no benefits due to adjusted losses, and a third plan provided only the contractual minimum required benefits. Other operating expenses were reduced by $3,061,820 and $520,960 in the 2004 and 2003 first quarters, respectively, as a result of partial settlements received in conjunction with a class action suit for antitrust violations against the Company’s graphite electrode suppliers. The effective income tax rate was relatively constant for the quarter, as compared to last year. The cumulative effect of a change in accounting principle was a 2003 first quarter charge of $228,410, resulting from the adoption on November 1, 2002 of SFAS No. 143, “Accounting for Asset Retirement Obligations” — see Note 9.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital as of January 31, 2004 was $85,086,989 and remained relatively unchanged as compared to October 31, 2003. The current ratio of 2.6 to 1 and the quick ratio of 1.2 to 1 both indicate ample liquidity and a healthy financial condition.

Net cash provided by operations was $1,813,073 for the three-month period ended January 31, 2004 as compared to $2,991,888 for the three-month period ended January 31, 2003. Net cash used related to operating assets and liabilities increased $4,167,129 (2004 - $(3,162,122); 2003 - $1,005,007), which was primarily attributable to a 42.7% growth in the Registrant’s sales. Earnings (loss) from operations improved $3,663,548 (2004 - $1,533,676; 2003 – $(2,129,872). Earnings for three-month period ended January 31, 2004, included a $3,061,820 payment received from graphite electrode plaintiffs in conjunction with a class action suit for antitrust violations. Amounts received related to this matter were $520,960 in the three-month period ended January 31, 2003.

Net cash (used in) provided by investing activities were $(594,505) for the three-month period ended January 31, 2004 as compared to $9,769,763 for the three-month period ended January 31, 2003. For the three-month period ended January 31, 2003, net cash provided by investing activities included proceeds of $10,388,643 from the sale of investments. A portion of the proceeds were primarily used to fund a $15,000,000 loan prepayment pursuant to an amendment to the Registrant’s term loan in January 2003. The amendment also revised certain financial covenants to be less restrictive and lowered total funded debt to $71,281,047, as of January 2004.

Net cash used in financing activities was $(758,302) for the three-month period ended January 31, 2004 as compared to $(19,827,028) for the three-month period ended January 31, 2003. For the three-month period ended January 31, 2003, net cash used in financing activities included repayments of long-term debt of $18,760,372, which included the $15,000,000 prepayment referred to above. As to debt maturities, refer to contractual obligations below.

The Registrant’s ability to meet its debt service obligations and reduce its total debt will depend upon its future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation and that are largely beyond its control. The Registrant believes that cash flow from operations, together with other available sources of funds including cash and investments, will be adequate for at least the next twelve months for making required payments of principal and interest on its indebtedness and for funding anticipated capital expenditures and working capital requirements.

The Registrant was in compliance with its loan agreement, as amended, as of January 31, 2004.

At January 31, 2004, there were commitments for the purchase of property, plant and equipment of approximately $693,000. In addition, during the 2002 second quarter, the Company unwound the balance of its interest rate swap and was obligated to pay, over the remaining term of the debt, a termination fee of $3,000,179, of which there was a remaining balance to be paid of $1,198,528 at January 31, 2004. These commitments, together with current debt maturities, will affect future earnings, working capital and liquidity, and will be financed from internally generated funds and existing cash reserves.

The termination of the interest rate swap, that was accounted for as a hedge, effectively converted $75,000,000 of fixed-rate debt into variable-rate borrowings, placing the Company at risk for future increases in market interest rates. However, the conversion to currently lower variable rates has resulted in interest savings of $3,849,151 to date.

During the quarter, the ratio of debt to equity rose to 1.2 to 1, while the percentage of long-term debt to total capitalization declined to 32.1%, due to current changes of $3,754,805 reducing long-term debt and capital lease obligation to $60,204,143. Stockholders’ equity increased to $127,240,102 as net earnings of $1,533,676 and the recognition of unrealized net gains on current and past hedging relationships of $187,443 exceeded dividends of $546,641.

The following table sets forth the Registrant’s contractual obligations at January 31, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt	$71,281,047	$11,281,047	$60,000,000	—	—
Capital Lease Obligations	222,993	18,850	35,433	$44,638	$124,072
Operating Leases	3,545,155	1,841,722	1,403,377	300,056	—
Purchase Obligations	692,800	692,800	—	—	—
Other Long-Term Liabilities	5,206,956	935,075	789,889	70,000	3,411,992

Total	$80,948,951	$14,769,494	$62,228,699	$414,694	$3,536,064

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

The Registrant has no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Registrant’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Registrant’s discussion and analysis of its financial condition and results of operations is based upon the its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Estimates and assumptions are made, during the preparation of these financial statements, that affect the amounts reported. Periodically, the Registrant evaluates its estimates, including those related to contracts, warranties, taxes, insurance and environment. Under different assumptions and conditions, actual costs may vary from these estimates.

The Registrant believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Allowances for doubtful accounts are maintained to provide for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of these customers became worse, resulting in there inability to make payments, additional allowances may be required. The Registrant periodically reviews for impairment of its long-lived assets, and whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable, records an impairment charge if necessary. Compliance issues, associated with environmental laws and regulations established by federal, state and local authorities, could subject the Registrant to various related costs. The Registrant makes provision for these costs, but if the environmental laws and regulations or the varying underlying assumptions change, adjustments to the reserves may be necessary. Provision is also made for estimated costs associated with coverages for workers’ compensation insurance and self-insured health plans. These estimates and related reserves could require revision if circumstances and conditions warrant.

FORWARD-LOOKING STATEMENTS

From time to time, the Registrant may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Registrant notes that a variety of factors could cause the Registrant’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Registrant’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Registrant’s business include economic and industry conditions, timing of the recovery within our steel markets, availability and prices of utilities, supplies and raw materials, prices of steel products, foreign and domestic competition, foreign trade policies affecting imports and exports, governmental regulations, interest rates, inflation, labor relations, environmental concerns and compliance issues, and others.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

As of January 31, 2004, the Registrant had no material outstanding derivative financial instruments, other financial instruments, or derivative commodity instruments. As described in Note 7 to the Notes to Consolidated Financial Statements included in this Form 10-Q, the Registrant does engage in transactions involving derivative instruments from time to time, when appropriate and, as of January 31, 2004, did have in place multiple, one year or less, derivative commodity instruments to minimize the Registrant’s exposure to certain natural gas purchases used in the manufacturing process. As of January 31, 2004, the Registrant’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk, equity price risk, or interest rate risk. However, interest rates and various commodity prices could pose future risks in certain market conditions. As to interest rate risk, the Registrant performed a materiality assessment as of January 31, 2004, and assumed a 10% adverse change in interest rates applied to its floating rate debt. The analysis indicated that such a change would not have a material effect on the Registrant’s consolidated results of operations or on the fair value of its risk-sensitive financial instruments. As to commodity price risk, a hypothetical 10% drop in the market price of natural gas would not have a materially adverse effect on the Registrant’s consolidated results of operations or on the fair value of its natural gas derivative contracts at January 31, 2004.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Management, including the Registrant’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of January 31, 2004. Based on this evaluation, the Registrant’s Principal Executive Officer and Principal Financial Officer have concluded that the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting.

During the first quarter, Deloitte & Touche informed the Registrant that they had identified a reportable condition in the design of the Registrant’s internal controls. The condition, which was not a material weakness, related to a lack of segregation of duties between certain transaction recording functions and related asset accountability functions. Since being informed of this condition, the Registrant has taken various steps, including designing and instituting additional procedures, hiring additional staff, and separating and reorganizing functional responsibilities. The Registrant believes that most of these changes will be implemented during the Registrant’s second quarter ending April 30, 2004, and, once implemented, will correct the condition noted by Deloitte & Touche. The Registrant will monitor and evaluate the design and effectiveness of its internal controls to improve its controls and procedures over time and to correct any matters that the Registrant discovers, or that are brought to the Registrant’s attention, in the future. Other than noted herein, there were no significant changes in the Registrant’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e)) that occurred during the first quarter which have materially affected, or are reasonably likely to affect, such controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Registrant is a participant with other steel producers in class action litigation against manufacturers of graphite electrodes, which are used in the melting phase of steel production. The suit alleges that the defendant manufacturers violated the antitrust laws by fixing prices during the period July 1, 1992 through June 30, 1998. The Registrant is not one of the lead plaintiffs or otherwise a representative of the class in this litigation. As a member of the class, the Registrant receives only that information forwarded to it by the class representatives or counsel.

Certain of the defendants have entered into court approved settlements, resulting in partial distributions received by the Registrant during the period 1999 through January 31, 2004 of $7,312,908. The Registrant recognized the revenue upon realization.

The litigation remains unsettled and class counsel holds an unspecified amount of undistributed settlement funds. The Registrant expects to receive additional distributions, but does not anticipate the amounts to be material and does not know the precise timing of such future distributions. Because the Registrant does not expect any future amounts to be material, it does not believe that disclosure of the “gain contingency” is warranted. As under its existing policy, the Registrant will recognize the revenue upon realization. If the Registrant determines that future distributions might be material, it will disclose the “gain contingency” while exercising the caution provided in paragraph 17 of SFAS 5.

The Registrant is not involved in any legal proceedings or environmental matters outside the ordinary course of business. In the opinion of management, amounts accrued for potential awards or assessments in connection with these matters at this time are adequate, and the outcome of such environmental and legal concerns currently pending will not have a material effect on the Registrant’s consolidated financial position, results of operations, or cash flows. The Registrant reassesses these matters as new facts and cases are brought to management’s attention.

To the best of the Registrant’s information and belief no new legal proceedings were instituted against the Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by the Registrant on Form 10-K for fiscal year ended October 31, 2003, as previously filed with the Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits.

The exhibits, listed on the accompanying Exhibit Index, following the signature page are filed as part of, and incorporated by reference into, this report.

b.	Reports on Form 8-K.

Form 8-K dated December 4, 2003 and filed December 8, 2003, furnishing under Item 12 a news release announcing financial condition and results of operations for the quarter ended October 31, 2003.

Items 2, 3, 4 and 5 are omitted because the information required by these items is not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROANOKE ELECTRIC STEEL CORPORATION
Registrant

Date March 5, 2004	/s/ Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Executive Officer)

Date March 5, 2004	/s/ Mark G. Meikle
Mark G. Meikle, Vice President-Finance,
Assistant Treasurer and Chief Financial Officer
(Principle Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Page

4.1	Credit Agreement dated as of December 15, 1998	24

4.2	Amendment to Credit Agreement dated as of February, 1999	24

4.3	Second Amendment to Credit Agreement dated as of September, 2000	24

4.4	Third Amendment to Credit Agreement dated as of April 23, 2001	24

4.5	Fourth Amendment to Credit Agreement dated as of January 31, 2002	24

4.6	Fifth Amendment to Credit Agreement dated as of January 29, 2003	24

15	Letter Re Unaudited Interim Financial Information	25

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer	26

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer and Chief Accounting Officer	27

32.1	Section 1350 Certification of Principal Executive Officer	28

32.2	Section 1350 Certification of Principal Financial Officer and Chief Accounting Officer	29