Form 10-Q
period 2004-04-30
ROANOKE ELECTRIC STEEL CORP
filed 2004-06-10
CIK 84278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of April 30, 2004.

10,947,813 Shares outstanding

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Balance Sheets

	(Unaudited)
	April 30, 2004	October 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,819,810	$13,422,044
Investments	3,117,820	3,778,392
Accounts receivable, net of allowances of $4,572,689 in 2004 and $3,430,029 in 2003	58,160,071	46,469,280
Refundable income taxes	0	608,244
Inventories	76,937,051	59,565,245
Prepaid expenses	1,643,417	1,466,176
Deferred income taxes	5,478,717	5,525,279

Total current assets	156,156,886	130,834,660

PROPERTY, PLANT AND EQUIPMENT
Land	7,734,589	7,734,589
Buildings	45,295,153	45,099,325
Manufacturing machinery and equipment	136,740,747	136,053,175
Trucks and forklifts	7,308,981	7,242,124
Fabricating plant equipment	20,110,190	19,693,180
Land improvements	9,107,040	8,993,364
Office equipment	2,678,510	2,537,117
Assets under construction	1,377,142	1,375,707

Total	230,352,352	228,728,581
Less—accumulated depreciation	112,557,936	105,323,406

Property, plant and equipment, net	117,794,416	123,405,175

GOODWILL	13,868,647	13,868,647

OTHER ASSETS	2,319,959	2,759,004

TOTAL ASSETS	$290,139,908	$270,867,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligation	$15,038,687	$7,560,884
Accounts payable	31,421,127	24,540,814
Dividends payable	1,094,781	546,641
Employees’ taxes withheld	472,388	275,112
Accrued profit sharing contribution	4,047,852	1,339,642
Accrued wages and expenses	12,889,893	11,289,678
Accrued income taxes	3,272,614	0

Total current liabilities	68,237,342	45,552,771

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION
Notes and capital lease payable	71,487,963	71,519,832
Less—current portion	15,038,687	7,560,884

Total long-term debt and capital lease obligation	56,449,276	63,958,948

DEFERRED INCOME TAXES	29,068,846	29,908,754

OTHER LIABILITIES	4,752,660	5,381,389

STOCKHOLDERS’ EQUITY

Common stock—no par value—authorized 20,000,000 shares, issued 12,220,927 shares in 2004 and 12,205,927 in 2003	4,556,259	4,394,889
Retained earnings	128,351,214	123,236,904
Accumulated other comprehensive loss	-457,821	-748,301

Total	132,449,652	126,883,492
Less—treasury stock, 1,273,114 shares — at cost	817,868	817,868

Total stockholders’ equity	131,631,784	126,065,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$290,139,908	$270,867,486

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Earnings (Loss)

	(Unaudited)		(Unaudited)
	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
SALES	$118,949,522	$77,075,724	$206,205,032	$138,205,678

COST OF SALES	99,581,309	72,799,345	177,984,962	130,856,140

GROSS EARNINGS	19,368,213	4,276,379	28,220,070	7,349,538

OTHER OPERATING EXPENSES (INCOME)
Administrative	7,177,242	5,622,294	14,537,101	10,847,312
Interest, net	752,216	1,043,202	1,799,898	2,506,186
Profit sharing	2,738,597	75,000	3,695,085	155,400
Antitrust litigation settlement	0	0	-3,061,820	-520,960

Total	10,668,055	6,740,496	16,970,264	12,987,938

EARNINGS (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	8,700,158	-2,464,117	11,249,806	-5,638,400

INCOME TAX EXPENSE (BENEFIT)	3,478,102	-987,870	4,494,074	-2,260,691

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	5,222,056	-1,476,247	6,755,732	-3,377,709

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0	0	0	-228,410

NET EARNINGS (LOSS)	$5,222,056	$-1,476,247	$6,755,732	$-3,606,119

Earnings (loss) per share of common stock:
Earnings (loss) before cumulative effect of change in accounting principle:
Basic	$0.48	$-0.13	$0.62	$-0.31
Diluted	$0.47	$-0.13	$0.61	$-0.31
Cumulative effect of change in accounting principle:
Basic	0.00	0.00	0.00	-0.02
Diluted	0.00	0.00	0.00	-0.02

Net earnings (loss) per share of common stock:
Basic	$0.48	$-0.13	$0.62	$-0.33
Diluted	$0.47	$-0.13	$0.61	$-0.33

Cash dividends per share of common stock	$0.10	$0.05	$0.15	$0.10

Weighted average number of common shares outstanding :
Basic	10,938,880	10,942,813	10,935,813	10,942,813

Diluted	11,040,420	10,947,957	11,007,791	10,952,580

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Cash Flows

	(Unaudited) Six Months Ended April 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$6,755,732	$-3,606,119
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax	0	228,410
Deferred compensation liability	6,948	-10,060
Postretirement liabilities	-76,425	205,337
Landfill closure obligation	16,817	0
Depreciation and amortization	7,644,672	7,855,188
Loss on sale of investments and property, plant and equipment	3,674	77,385
Deferred income taxes	-987,000	-648,000
Changes in assets and liabilities which provided (used) cash, exclusive of changes shown separately	-13,856,561	6,178,551

Net cash provided by (used in) operating activities	-492,143	10,280,692

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	-1,710,831	-1,351,219
Proceeds from sale of property, plant and equipment	29,360	2,830
Sale of investments	645,549	10,884,123
Other	265,681	-700,069

Net cash provided by (used in) investing activities	-770,241	8,835,665

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	-1,641,422	-1,094,282
Increase in dividends payable	548,140	0
Payment of long-term debt	-22,687	-18,770,953
Proceeds from exercise of common stock options	161,370	0
Loan costs	0	-285,000
Interest rate swap termination fee	-376,069	-449,697
Payment of capital lease principal	-9,182	0

Net cash used in financing activities	-1,339,850	-20,599,932

NET DECREASE IN CASH AND CASH EQUIVALENTS	-2,602,234	-1,483,575

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,422,044	12,051,362

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,819,810	$10,567,787

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$-11,690,791	$-15,558
(Increase) decrease in refundable income taxes	608,244	2,122,524
(Increase) decrease in inventories	-17,371,806	1,161,121
(Increase) decrease in prepaid expenses	-177,241	-706,523
Increase (decrease) in accounts payable	6,880,313	3,804,024
Increase (decrease) in employees’ taxes withheld	197,276	5,307
Increase (decrease) in accrued profit sharing contribution	2,708,210	-417,735
Increase (decrease) in accrued wages and expenses	1,716,620	225,391
Increase (decrease) in accrued income taxes	3,272,614	0

Total	$-13,856,561	$6,178,551

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Consolidated Financial Statements

April 30, 2004

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

In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 2004 and the results of operations for the three months and six months ended April 30, 2004 and 2003 and cash flows for the six months ended April 30, 2004 and 2003.

Revenue is recognized upon the shipment of finished goods. Additionally, revenue is recognized on certain products manufactured utilizing the percentage of completion method. For these products, the Registrant establishes detailed estimates of product shipments and their related estimated costs. As product is shipped, revenue is recognized based on the quantity shipped in comparison to estimated production. For the year ended October 31, 2003, approximately 80% of revenue recognized was for finished goods shipments, while the remaining 20% related to revenue recognized based on percentage of completion. For the second quarter and the first half of 2004, no material changes existed in the revenue percentage allocation.

The Registrant records shipping and handling expenses in accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Cost”. Shipping and handling charges, billed to the customer, are included in sales revenues and costs associated with such shipments are included in cost of sales.

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

The Registrant accounts for stock options under the intrinsic value method recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under the intrinsic-value method, no compensation expense is recorded if the exercise price of the Registrant’s stock options is equal to or greater than the market price of the underlying stock on the date of grant. Compensation cost of approximately $69,000 for each of the three and six months ended in April 30, 2004, and $46,000 and $76,000 for the three and six months ended April 30, 2003, respectively, was recognized where the exercise price was less than the market price of the stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Registrant had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	(Unaudited) Three Months Ended April 30,		(Unaudited) Six Months Ended April 30,
	2004	2003	2004	2003
Net earnings (loss), as reported	$5,222,056	$(1,476,247)	$6,755,732	$(3,606,119)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(49,210)	(33,296)	(98,420)	(66,592)

Pro forma net earnings (loss)	$5,172,846	$(1,509,543)	$6,657,312	$(3,672,711)

Net earnings (loss) per share:
As reported:
Basic	$0.48	$(0.13)	$0.62	$(0.33)
Diluted	$0.47	$(0.13)	$0.61	$(0.33)

Pro forma:
Basic	$0.47	$(0.14)	$0.61	$(0.34)
Diluted	$0.47	$(0.14)	$0.60	$(0.34)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	(Unaudited) Three Months Ended April 30,		(Unaudited) Six Months Ended April 30,
	2004	2003	2004	2003
Weighted-average grant date fair value	$4.72	$4.40	$4.72	$4.40
Weighted-average expected lives (years)	5.00	5.00	5.00	5.00
Weighted-average grant date fair value-exercise price less than market price	$4.72	$4.40	$4.72	$4.40
Risk-free interest rate	3.62%	3.00%	3.62%	3.00%
Expected volatility	41.00%	50.00%	41.00%	50.00%
Dividend yield	2.50%	2.50%	2.50%	2.50%

Due to the factors (assumptions) described above, the above pro forma disclosures are not necessarily representative of pro forma effects on reported net income for future years.

Note 2.	Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (“FIFO”) method of accounting and includes materials, costs of production and manufacturing overhead. The determination of market includes such factors as utility of goods, the ability to dispose of the goods in the ordinary course of business, physical obsolescence and changes in price levels.

Inventories include the following major classifications:

	(Unaudited) April 30, 2004	October 31, 2003
Scrap steel	$12,191,543	$5,668,835
Melt supplies	4,058,262	2,554,662
Billets	4,810,768	4,066,909
Mill supplies	3,423,977	3,712,415
Work-in-process	11,265,591	6,832,299
Finished steel	41,186,910	36,730,125

Total inventories	$76,937,051	$59,565,245

Note 3.	Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options. Basic earnings (loss) per share and diluted earnings (loss) per share calculated in accordance with SFAS No. 128, “Earnings per Share”, are presented in the consolidated statements of earnings (loss). Options to purchase 206,500 and 443,300 shares of common stock were outstanding at April 30, 2004 and 2003, respectively, but were not included in the six month computation of diluted earnings (loss) per share because the effect would be antidilutive. Options to purchase 121,500 and 443,300 shares of common stock were outstanding at April 30, 2004 and 2003, respectively, but were not included in the three month computation of diluted earnings (loss) per share because the effect would be antidilutive.

Note 4.	The components of comprehensive earnings (loss), net of taxes, were as follows:

	(Unaudited) Three Months Ended April 30,		(Unaudited) Six Months Ended April 30,
	2004	2003	2004	2003
Net earnings (loss)	$5,222,056	$(1,476,247)	$6,755,732	$(3,606,119)

Other comprehensive earnings:
Change in derivative financial instruments	(3,213)	—	69,843	—
Accretion of past hedging relationships	106,250	127,240	220,637	264,565

Other comprehensive earnings	103,037	127,240	290,480	264,565

Total comprehensive earnings (loss)	$5,325,093	$(1,349,007)	$7,046,212	$(3,341,554)

Note 5.	The Registrant’s business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and reinforcing bars, and billets.

	Financial Information Relating to Classes of Products
	(Unaudited) Three Months Ended April 30,		(Unaudited) Six Months Ended April 30,
	2004	2003	2004	2003
Sales to unaffiliated customers:
Merchant steel and specialty steel sections	$88,613,865	$50,368,673	$152,702,547	$93,110,433
Fabricated bar joists and reinforcing bars	23,857,444	17,822,886	41,812,837	33,549,749
Billets	6,478,213	8,884,165	11,689,648	11,545,496

Total consolidated sales	$118,949,522	$77,075,724	$206,205,032	$138,205,678

Note 6.	Supplemental cash flow information:

	(Unaudited) Six Months Ended April 30,
	2004	2003
Cash paid during the period for:
Interest	$1,832,200	$2,754,616

Income taxes (net of cash received)	$1,600,216	$(3,735,215)

Non cash items:
Accretion of past hedging relationships	$220,637	$264,565
Change in derivative financial instruments	69,843	—

Total non cash items	$290,480	$264,565

Note 7.	In June 1998, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was issued, establishing standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. Effective November 1, 2000, the Registrant adopted the policy of accounting and reporting the fair value of derivatives used as cash flow hedging activities, as referred to in SFAS 133, through other comprehensive earnings.

The Registrant has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. Pursuant to SFAS 133, to the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive earnings (loss). To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings

(interest expense). When it is determined that a derivative ceases to be a highly effective hedge, the Registrant discontinues hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Historically, the Registrant’s interest rate swap agreements have been 100% effective and, therefore, changes in fair value have been recorded as a component of other comprehensive earnings (loss). As of April 1, 2002, the Registrant effected an early termination, or unwind, of its interest rate swap agreements, resulting in the conversion of fixed-rate debt into variable-rate borrowings. This swap unwind created a termination fee of $3,000,179 due the Lender, to be paid over the remaining term of the debt. For the six months ended April 30, 2004 and 2003, the reclassification, and subsequent amortization/accretion, of these past hedging relationships resulted in the Registrant recording an after-tax earnings adjustment of $220,637 and $264,565, respectively, through other comprehensive earnings (loss). For the quarters ended April 30, 2004 and 2003, these after-tax earnings adjustments totaled $106,250 and $127,240, respectively. Due to fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Registrant plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings or other comprehensive earnings (loss).

In the second half of 2003, the Registrant entered into multiple, one-year or less, derivative commodity instruments to minimize the exposure of price risk related to certain natural gas purchases used in the manufacturing process. The contracts used to mitigate the price risk related to natural gas purchases were designated as effective cash flow hedges for a portion of the natural gas usage over the periods in the agreements. Unrealized gains and losses associated with marking the contracts to market are recorded as a component of other comprehensive earnings (loss) and included in the stockholders’ equity section of the balance sheet as part of accumulated comprehensive earnings (loss). These gains and losses are recognized in earnings in the month in which the related natural gas is used, or in the month a hedge is determined to be ineffective. For the quarter and six months ended April 30, 2004, the Registrant recorded an after-tax loss adjustment of $(3,213) and an after-tax earnings adjustment of $69,843, respectively, through other comprehensive earnings (loss), related to future transactions, which are expected to be recognized in earnings within the respective contract term. Certain of these cash flow hedges became ineffective during the current quarter with the maturity, and termination, of both the gas and associated commodity derivative contracts. As of April 30, 2004, several of these contracts are still in existence, all of which contracts, and the associated derivative instruments, are fully effective.

Note 8.	At fiscal year-end October 31, 2001, the Registrant had goodwill of $13,868,647, net of accumulated amortization of $2,328,313. The Registrant early adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, on November 1, 2001 and, subsequently, discontinued goodwill amortization. Based on the Registrant’s current reporting structure, it has determined that it operates as three reporting units and, therefore, has assigned goodwill at the operating division level. The Registrant completed the first step of the initial transitional goodwill impairment test, which indicated that the Registrant’s goodwill was not impaired as of October 31, 2001. In addition, the Registrant performed annual goodwill impairment testing as of July 31, 2002 and 2003, which indicated that the Registrant’s goodwill was not impaired. The carrying value of goodwill is periodically reviewed based upon an assessment of operations of the acquired entity. Such a review was performed as of April 30, 2004, with findings of no impairment loss.

Note 9.	In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations”, was issued, addressing financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset. The provisions of SFAS 143 became effective with the Registrant’s adoption of the statement on November 1, 2002. Application of the statement encompasses an industrial landfill located on the site of the Registrant’s subsidiary, Shredded Products Corporation, which will operate for another thirty to thirty-five years before closing.

The effect of adopting a new accounting principle on net earnings and the related per share amounts is required to be shown on the face of the statement of earnings for all periods presented under APB No. 20, “Accounting Changes”.

On November 1, 2002, the date of adoption, an asset retirement obligation for landfill closure and post closure costs of $433, 902 was recorded, compared to the associated long-lived asset, net of accumulated depreciation of $205,492. This resulted in a cumulative effect of adopting this statement of $228,410.

At April 30, 2004, the asset retirement obligation totaled $482,086 and is included in other non-current liabilities. The current period change in the obligation consisted of both liabilities incurred and accretion expense of $16,817 and $8,408 for the six months and three months, respectively.

Note 10.	On November 1, 2002, the Registrant adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS 144 did not have a material impact on the Registrant’s results of operations or financial condition.

Note 11.	In April 2002, SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002”, was issued, rescinding SFAS 4 which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and loses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in APB No. 30. SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Registrant’s November 1, 2002 adoption and implementation of SFAS 145 had no significant effect on its results of operations or financial condition.

Note 12.	In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued, requiring companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Registrant has seen no material impact on its results of operations or financial condition since the adoption of SFAS 146 on November 1, 2002.

Note 13.	In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or amended after December 31, 2002. The Registrant will record the fair value of future material guarantees, if any. The adoption of FIN 45 had no significant impact on the Registrant’s financial condition or results of operations.

Note 14.	In January 2003, FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”, was issued (revised December 2003). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003, however certain provisions of the interpretation were deferred until the period ending after March 15, 2004. The Registrant does not have any variable interest entities, and the adoption of this interpretation did not have an affect on the Registrant’s consolidated financial statements.

Note 15.	In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, was issued. SFAS 150 is effective for the Registrant’s financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The new rules establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that financial instruments within its scope be classified as liabilities. The adoption of SFAS 150 did not have a material impact on the Registrant’s financial position or results of operations.

Note 16.	At April 30, 2004, the Registrant was committed for $1,020,000 for purchases of equipment and production facilities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries (the “Corporation”) as of April 30, 2004, and the related consolidated statements of earnings (loss) for the three-month and six-month periods ended April 30, 2004 and 2003, and of cash flows for the six-month periods ending April 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of October 31, 2003, and the related consolidated statements of earnings (loss), stockholders’ equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated December 8, 2003, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, on November 1, 2002. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Raleigh, North Carolina

June 7, 2004

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Registrant’s earnings during the periods included in the accompanying consolidated statements of earnings (loss).

A summary of the period to period changes in the principal items included in the consolidated statements of earnings (loss) is shown below:

	Comparison of Increases (Decreases)
	Three Months Ended April 30, 2004 and 2003		Six Months Ended April 30, 2004 and 2003
	Amount	Percent	Amount	Percent
Sales	41,873,798	54.3	67,999,354	49.2
Cost of sales	26,781,964	36.8	47,128,822	36.0
Administrative expenses	1,554,948	27.7	3,689,789	34.0
Interest expense	(290,986)	(27.9)	(706,288)	(28.2)
Profit sharing expense	2,663,597	3,551.5	3,539,685	2,277.8
Antitrust settlement income	—	—	2,540,860	487.7
Earnings (loss) before income taxes and cumulative effect of change in accounting principle	11,164,275	453.1	16,888,206	299.5
Income tax expense (benefit)	4,465,972	452.1	6,754,765	298.8
Earnings (loss) before cumulative effect of change in accounting principle	6,698,303	453.7	10,133,441	300.0
Cumulative effect of change in accounting principle	—	—	228,410	100.0
Net earnings (loss)	6,698,303	453.7	10,361,851	287.3

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

OVERVIEW

The Registrant, directly and through its subsidiaries, is engaged in the manufacturing, fabricating and marketing of merchant steel products, specialty steel sections, billets, open-web steel joists and reinforcing bars. Each subsidiary is either a supplier to the parent company or a purchaser of its finished product and billets. The main plant of Roanoke Electric Steel Corporation is a state-of-the-art steel mini-mill located in Roanoke, Virginia. This facility melts scrap steel in electric furnaces and continuously casts the molten steel into billets. These billets are rolled into merchant steel products consisting of angles, plain rounds, flats, channels and reinforcing bars of various lengths and sizes. Excess steel billet production is sold to mills without melting facilities. Roanoke Electric Steel Corporation markets its products to steel service centers and fabricators in 22 states east of the Mississippi River. Like the main plant, Steel of West Virginia, Inc., is a steel mini-mill operating in Huntington, West Virginia. A steel fabricating subsidiary, Marshall Steel, Inc., is located in Memphis, Tennessee. These locations produce specialty steel sections and custom-finished products and serve niche markets. Shredded Products Corporation, a subsidiary with operations in Rocky Mount and Montvale, Virginia, extracts scrap steel and other metals from junked automobiles and other waste materials. These facilities supply the main plant with a substantial amount of its raw materials. Nonferrous metals generated in the process are sold to unrelated customers. John W. Hancock, Jr., Inc. and Socar, Inc. are steel fabrication subsidiaries located in Salem, Virginia, Florence, South Carolina and Continental, Ohio. All three operations purchase rounds and angles from the main plant to fabricate steel joists and joist girders.. These joists and joist girders are used as horizontal supports for floors and roofs in commercial and industrial buildings. RESCO Steel Products Corporation, a Salem, Virginia based subsidiary, fabricates concrete reinforcing steel by cutting and bending it to contractor specifications.

ECONOMIC FACTORS AND STEEL INDUSTRY TRENDS AFFECTING OPERATING RESULTS

The Registrant’s sales are predominantly affected by the volume of products shipped to customers, the corresponding mix of products shipped and the associated sales prices of each product. These factors can be significantly impacted by general economic conditions, industry trends and competitive pressures.

All direct and indirect manufacturing costs are included in cost of sales. The principle elements of cost of sales are raw materials, labor and energy. The primary components of raw materials include scrap and other additives, the costs of which are demand driven, and can be affected by available supply and inflationary pressures. Labor costs are influenced mainly by production and shipment levels. Energy costs are associated with the Registrant’s utilization of both electricity and natural gas as its power sources, with electric arc furnaces using electricity and with reheat furnaces using natural gas. The arc furnaces are used in the actual melting of scrap steel (to produce billets), while the reheat furnaces are used to reheat the billets which are then rolled into a finished product. The availability of this power supply and the peak demands by the Registrant determine energy pricing.

RESULTS OF OPERATIONS

Sales for the six months increased by 49.2%, mainly, as a result of improvements in selling prices for merchant bar products of 40.5%, specialty steel sections by an average of 9.9%, fabricated products of 15.1% and billets of 36.3%. Sales for the three months, a record high for the Registrant, increased by 54.3%, primarily, due to higher selling prices for billets and for bar, specialty and fabricated products of 49.0%, 33.9%, 18.0% and 19.8%, respectively. Both periods experienced increased tons shipped for merchant bar, specialty sections and fabricated products, each contributing to the sales improvements for the respective periods, while a drop in billet shipments negatively impacted the periods’ sales. The improvement in merchant bar product selling prices during both periods compared was due, mainly, to a 74.7% six month and an 85.8% three month spike in scrap steel, our main raw material, which prompted several industry-wide price increases. Business conditions continued to improve within the steel industry which created higher demand for bar products, bolstering order rates and backlogs, and resulting in increased merchant bar shipments of 25.2% and 32.5% during the first half and quarter, respectively. Improved product mix and favorable competitive conditions, within several market segments, brought higher average selling prices for specialty steel sections during both periods compared. Better economic conditions, within certain niche markets, created improved demand, sending shipment levels higher for specialty steel products by 37.1% for the six month period and 47.8% during the three months. Fabricated product selling prices increased for both periods compared, influenced mainly by higher raw material costs. Fabricated product shipment levels improved 13.9% during the six months compared and 20.9% for the second quarter, primarily due to better average delivery times during the current year, together with increasing activity and an easing of competitive conditions within the nonresidential construction segment. Billet selling prices increased for both the quarter and six months, as sharp rises in scrap prices triggered changes in billet prices. Strong demand for finished steel in the 2004 second quarter and first half required a higher utilization of billets internally. This additional internal consumption resulted in a 51.1% decrease in billet shipments for the three months and a 25.7% decrease for the six month period. Cost of sales increased by 36.0% during the first half and by 36.8% for the quarter, mainly, as a result of the increased tons shipped of bar, specialty and fabricated products, together with higher costs of energy and scrap steel, in spite of reduced billet shipments. Repairs and maintenance of $11,751,667 and $6,298,766 for the 2004 six month and three month periods, respectively, increased from $8,668,997 and $3,751,821 for the 2003 six month and three month periods, respectively, due to required equipment repair needs per period. The Registrant has no significant deferred maintenance and believes its facilities are operating within reasonable productive capacities. Gross profit as a percentage of sales increased from 5.3% to 13.7% and from 5.5% to 16.3% for the six month and three month periods, respectively. The increased margins for both periods compared resulted, primarily, from the higher selling prices for all products classes, coupled with the effects of increased raw steel and bar production levels on fixed costs, and improved margins for billets and fabricated products, which more than offset higher scrap and energy costs. Administrative expenses increased in both periods compared, mainly, as a result of increased executive and other management compensation of $922,248 and $667,671, and higher expenses for insurance of $746,791 and $220,554, professional fees of $1,125,662 and $246,827 (most in relation to the Sarbanes-Oxley Act) and bad debt reserves of $525,744 and $186,744 for the six months and three months, respectively. Administrative expenses, as a percentage of sales, dropped from 7.9% to 7.1% for the six month period and from 7.3% to 6.0% for the three month period, as a result of the improvements in sales. Interest expense decreased in both periods compared due to reduced average borrowings and lower average interest rates, which more than offset lower interest income. Profit sharing expense is based on earnings before income taxes in accordance with provisions of the Registrant’s various retirement plans. During both current periods, two plans accrued benefits as a result of incurred earnings, while a third plan provided no benefits due to adjusted losses. Other operating expenses were reduced by $3,061,820 and $520,960, respectively, in the 2004 and 2003 first quarters, and reflected in each six month period, as a result of partial settlements received in conjunction with a class action suit for antitrust violations against the Registrant’s graphite electrode suppliers. The effective income tax rate was relatively constant for both periods compared. The cumulative effect of a change in accounting principle was a 2003 first quarter charge of $228,410, resulting from the adoption on November 1, 2002 of SFAS No. 143, “Accounting for Asset Retirement Obligations”—see Note 9.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital as of April 30, 2004 was $87,919,544, an increase of $2,637,655 from October 31, 2003, as working capital provided from operations exceeded capital expenditures, dividends and changes to long-term debt. The current ratio of 2.3 to 1 and the quick ratio of 1.1 to 1 both indicate ample liquidity and a healthy financial condition.

Net cash provided by (used in) operations was $(492,143) for the six month period ended April 30, 2004 as compared to $10,280,692 for the six month period ended April 30, 2003. Net cash used related to operating assets and liabilities increased $20,035,112 (2004 - $(13,856,561); 2003 - $6,178,551), which was primarily attributable to the 49.2% growth in the Registrant’s sales. Earnings (loss) from operations improved $10,361,851 (2004 - $6,755,732; 2003 - $(3,606,119)). Earnings for the six month period ended April 30, 2004 included a $3,061,820 payment received from graphite electrode plaintiffs in conjunction with a class action suit for antitrust violations. Amounts received related to this matter were $520,960 in the six month period ended April 30, 2003.

Net cash provided by (used in) investing activities was $(770,241) for the six month period ended April 30, 2004 as compared to $8,835,665 for the six month period ended April 30, 2003. Expenditures for property, plant and equipment amounted to $1,710,831 and $1,351,219 for the six month periods ended April 30, 2004 and 2003, respectively. For the six month period ended April 30, 2003, net cash provided by investing activities included net proceeds of $10,884,123 from the sale of investments. A portion of the proceeds were primarily used to fund a $15,000,000 loan prepayment pursuant to an amendment to the Registrant’s term loan in January 2003. The amendment also revised certain financial covenants to be less restrictive and lowered total funded debt to $71,269,591, as of April 30, 2004.

Net cash used in financing activities was $(1,339,850) for the six month period ended April 30, 2004 as compared to $(20,599,932) for the six month period ended April 30, 2003. Cash dividends of $1,641,422 were paid in 2004 as compared to $1,094,282 paid in 2003, as the Registrant increased its dividend rate. For the six month period ended April 30, 2003, net cash used in financing activities included payments of long-term debt of $18,770,953, which included the $15,000,000 prepayment referred to above. As to debt maturities, refer to contractual obligations below.

The Registrant’s ability to meet its debt service obligations and reduce its total debt will depend upon its future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulations that are largely beyond its control. The Registrant believes that cash flow from operations, together with other available sources of funds including cash and investments, will be adequate for at least the next twelve months for making required payments of principal and interest on its indebtedness and for funding anticipated capital expenditures and working capital requirements.

The Registrant was in compliance with its loan agreement, as amended, as of April 30, 2004.

At April 30, 2004, there were commitments for the purchase of property, plant and equipment of approximately $1,020,000. In addition, during the 2002 second quarter, the Registrant unwound the balance of its interest rate swap and was obligated to pay, over the remaining term of the debt, a termination fee of $3,000,179, of which there was a remaining balance to be paid of $1,018,328 at April 30, 2004. These commitments, together with current debt maturities, will affect future earnings, working capital and liquidity, and will be financed from internally generated funds and existing cash reserves.

The termination of the interest rate swap, that was accounted for as a hedge, effectively converted $75,000,000 of fixed-rate debt into variable-rate borrowings, placing the Registrant at risk for future increases in market interest rates. However, the conversion to currently lower variable rates has resulted in interest savings of $4,241,646 to date.

During the period, the ratio of debt to equity rose to 1.2 to 1, while the percentage of long-term debt to total capitalization declined to 30.0%, due to current changes of $7,509,672 reducing long-term debt and capital lease obligation to $56,449,276. Stockholders’ equity increased to $131,631,784 as net earnings of $6,755,732 and the recognition of unrealized net gains on current and past hedging relationships of $290,480 exceeded dividends of $1,641,422.

The following table sets forth the Registrant’s contractual obligations at April 30, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt	$71,269,591	$15,019,591	$56,250,000	—	—
Capital Lease Obligations	218,372	19,096	41,296	$45,812	$112,168
Operating Leases	3,993,085	1,841,722	1,403,377	747,986	—
Purchase Obligations	1,020,000	1,020,000	—	—	—
Other Long-Term Liabilities	4,752,660	912,904	381,848	150,000	3,307,908

Total	$81,253,708	$18,813,313	$58,076,521	$943,798	$3,420,076

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Registrant’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Estimates and assumptions are made, during the preparation of these financial statements, that affect the amounts reported. Periodically, the Registrant evaluates its estimates, including those related to contracts, warranties, taxes, insurance and environment. Under different assumptions and conditions, actual costs may vary from these estimates.

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

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

As of April 30, 2004, the Registrant had no material outstanding derivative financial instruments, other financial instruments, or derivative commodity instruments. As described in Note 7 to the Notes to Consolidated Financial Statements included in this Form 10-Q, the Registrant does engage in transactions involving derivative instruments from time to time when appropriate and, as of April 30, 2004, did have in place several pre-existing, one year or less, derivative commodity instruments to minimize the Registrant’s exposure to certain natural gas purchases used in the manufacturing process. As of April 30, 2004, the Registrant’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk, equity price risk, or interest rate risk. However, interest rates and various commodity prices could pose future risks in certain market conditions. As to interest rate risk, the Registrant performed a materiality assessment as of April 30, 2004, and assumed a 10% adverse change in interest rates applied to its floating rate debt. The analysis indicated that such a change would not have a material effect on the Registrant’s consolidated results of operations or on the fair value of its risk-sensitive financial instruments. As to commodity price risk, a hypothetical 10% change in the market price of natural gas would not have a materially adverse effect on the Registrant’s consolidated results of operations or on the fair value of its natural gas derivative contracts at April 30, 2004.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Management, including the Registrant’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of April 30, 2004. Based on this evaluation, the Registrant’s Principal Executive Officer and Principal Financial Officer have concluded that the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting.

During the 2004 first quarter, Deloitte & Touche informed the Registrant that they had identified a reportable condition in the design of the Registrant’s internal controls. The condition, which was not a material weakness, related to a lack of segregation of duties between certain transaction recording functions and related asset accountability functions. Since being informed of this condition, the Registrant has taken various steps, including designing and instituting additional procedures, hiring additional staff, and separating and reorganizing functional responsibilities. Most of these changes have been implemented during the Registrant’s second quarter ended April 30, 2004, with the remainder of changes anticipated to be completed during the third quarter ending July 31, 2004, and the Registrant believes that these changes will correct the condition noted by Deloitte & Touche. The Registrant regularly monitors and evaluates the design and effectiveness of its internal controls to improve its controls and procedures over time and to correct any matters that the Registrant discovers, or that are brought to the Registrant’s attention. Other than noted herein, there were no significant changes in the Registrant’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e)) that occurred during the second quarter which have materially affected, or are reasonably likely to affect, such controls.

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

Certain of the defendants have entered into court approved settlements, resulting in partial distributions received by the Registrant during the period 1999 through April 30, 2004 of $7,312,908. The Registrant recognized the revenue upon realization.

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

To the best of the Registrant’s information and belief no new legal proceedings were instituted against the Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by the Registrant on Form 10-K for fiscal year ended October 31, 2003 and Form 10-Q for the quarter ended January 31, 2004, as previously filed with the Commission.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 17, 2004, the Annual Meeting of Shareholders was held and the following persons were elected as Class B directors of the Registrant, with terms expiring in 2007:

Director	For	Authority Withheld	Not Voted
Timothy R. Duke	10,262,556	114,186	556,071
George W. Logan	10,242,144	134,598	556,071
Joseph H. Vipperman	10,261,924	114,818	556,071

The following persons continued to serve as Class C and Class A directors of the Registrant after the annual meeting:

Class C directors, with terms expiring in 2005

Charles I. Lunsford, II

Charles W. Steger

Class A directors, with terms expiring in 2006

George B. Cartledge, Jr.

Thomas L. Robertson

Donald G. Smith

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits.

The exhibits, listed on the accompanying Exhibit Index, following the signature page are filed as part of, and incorporated by reference into, this report.

b.	Reports on Form 8-K.

Form 8-K dated March 9, 2004 and filed March 15, 2004, furnishing under Item 12 a news release announcing financial condition and results of operations for the quarter ended January 31, 2004.

Form 8-K dated April 22, 2004 and filed April 26, 2004, furnishing under Item 9 a news release announcing the declaration of its quarterly dividend and the restoration of the dividend level to $.10 per share.

Items 2, 3 and 5 are omitted because the information required by these items is not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROANOKE ELECTRIC STEEL CORPORATION Registrant

Date June 7, 2004	/s/ Donald G. Smith
Donald G. Smith, Chairman, President,
Treasurer and Chief Executive Officer
(Principal Executive Officer)

Date June 7, 2004	/s/ Mark G. Meikle
Mark G. Meikle, Vice President-Finance,
Assistant Treasurer and Chief Financial Officer
(Principle Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit (Description)	Page
3.1	Articles of Incorporation, as amended, of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (file number 0-2389))

3.2	Bylaws, as amended, of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (file number 0-2389))

4.1	Form of certificate representing common stock of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-25299, on Form S-8, filed with the Commission on April 16, 1997)

4.2	Credit Agreement dated as of December 15, 1998 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 (file number 0-2389))

4.3	Amendment to Credit Agreement dated as of February, 1999 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 (file number 0-2389))

4.4	Second Amendment to Credit Agreement dated as of September, 2000 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 (file number 0-2389))

4.5	Third Amendment to Credit Agreement dated as of April 23, 2001 (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 (file number 0-2389))

4.6	Fourth Amendment to Credit Agreement dated as of January 31, 2002 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 (file number 0-2389))

4.7	Fifth Amendment to Credit Agreement dated as of January 29, 2003 (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 (file number 0-2389))

10.1	Severance Agreement dated as of October 29, 2003 Mark G. Meikle (FILED HEREWITH)	26 - 31

15	Letter re Unaudited Interim Financial Information (FILED HEREWITH)	32

31.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)	33

31.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)	34

32.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)	35

32.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)	36