Form 10-Q
period 2004-07-31
ROANOKE ELECTRIC STEEL CORP
filed 2004-08-31
CIK 84278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

(540) 342-1831

(Registrant’s telephone number, including area code)

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

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of July 31, 2004.

10,976,813 Shares outstanding

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Balance Sheets

	(Unaudited)
	July 31, 2004	October 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,527,477	$13,422,044
Investments	23,913	3,778,392
Accounts receivable, net of allowances of $5,270,579 in 2004 and $3,430,029 in 2003	66,560,274	46,469,280
Refundable income taxes	—	608,244
Inventories	85,644,442	59,565,245
Prepaid expenses	1,429,734	1,466,176
Deferred income taxes	5,487,203	5,525,279

Total current assets	167,673,043	130,834,660

PROPERTY, PLANT AND EQUIPMENT
Land	7,734,589	7,734,589
Buildings	45,295,153	45,099,325
Manufacturing machinery and equipment	137,240,097	136,053,175
Trucks and forklifts	7,373,712	7,242,124
Fabricating plant equipment	20,193,544	19,693,180
Land improvements	9,109,266	8,993,364
Office equipment	2,766,393	2,537,117
Assets under construction	1,603,818	1,375,707

Total	231,316,572	228,728,581
Less—accumulated depreciation	116,191,244	105,323,406

Property, plant and equipment, net	115,125,328	123,405,175

GOODWILL	13,868,647	13,868,647

OTHER ASSETS	2,227,587	2,759,004

TOTAL ASSETS	$298,894,605	$270,867,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligation	$15,023,328	$7,560,884
Accounts payable	32,390,226	24,540,814
Dividends payable	1,097,681	546,641
Employees’ taxes withheld	322,378	275,112
Accrued profit sharing contribution	7,682,404	1,339,642
Accrued wages and expenses	13,499,284	11,289,678
Accrued income taxes	4,255,470	—

Total current liabilities	74,270,771	45,552,771

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION
Notes and capital lease payable	67,717,673	71,519,832
Less—current portion	15,023,328	7,560,884

Total long-term debt and capital lease obligation	52,694,345	63,958,948

DEFERRED INCOME TAXES	28,686,416	29,908,754

OTHER LIABILITIES	4,567,808	5,381,389

STOCKHOLDERS’ EQUITY
Common stock—no par value—authorized 20,000,000 shares, issued 12,249,927 shares in 2004 and 12,205,927 in 2003	4,849,749	4,394,889
Retained earnings	135,011,078	123,236,904
Accumulated other comprehensive loss	(367,694.00)	(748,301.00)

Total	139,493,133	126,883,492
Less—treasury stock, 1,273,114 shares — at cost	817,868	817,868

Total stockholders’ equity	138,675,265	126,065,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$298,894,605	$270,867,486

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Earnings (Loss)

	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,
	2004	2003	2004	2003
SALES	$129,443,989	$82,285,245	$335,649,021	$220,490,923
COST OF SALES	103,505,946	76,028,790	281,490,908	206,884,930

GROSS EARNINGS	25,938,043	6,256,455	54,158,113	13,605,993

OTHER OPERATING EXPENSES (INCOME)
Administrative	8,122,013	5,471,207	22,659,114	16,318,519
Interest, net	771,094	1,246,546	2,570,992	3,752,732
Profit sharing	4,118,966	75,000	7,814,051	230,400
Antitrust litigation settlement	—	—	(3,061,820)	(520,960)

Total	13,012,073	6,792,753	29,982,337	19,780,691

EARNINGS (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	12,925,970	(536,298)	24,175,776	(6,174,698)
INCOME TAX EXPENSE (BENEFIT)	5,168,425	(216,729)	9,662,499	(2,477,420)

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	7,757,545	(319,569)	14,513,277	(3,697,278)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(228,410)

NET EARNINGS (LOSS)	$7,757,545	$(319,569)	$14,513,277	$(3,925,688)

Earnings (loss) per share of common stock:
Earnings (loss) before cumulative effect of change in accounting principle:
Basic	$0.71	$(0.03)	$1.33	$(0.34)
Diluted	$0.70	$(0.03)	$1.32	$(0.34)
Cumulative effect of change in accounting principle:
Basic	—	—	—	(0.02)
Diluted	—	—	—	(0.02)

Net earnings (loss) per share of common stock:
Basic	$0.71	$(0.03)	$1.33	$(0.36)
Diluted	$0.70	$(0.03)	$1.32	$(0.36)

Cash dividends per share of common stock	$0.10	$0.05	$0.25	$0.15

Weighted average number of common shares outstanding :
Basic	10,958,009	10,937,683	10,943,266	10,941,084

Diluted	11,045,557	10,937,683	11,014,517	10,945,119

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Consolidated Statements of Cash Flows

	(Unaudited) Nine Months Ended July 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$14,513,277	$(3,925,688)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax	—	228,410
Deferred compensation liability	24,647	28,897
Postretirement liabilities	(114,637)	229,274
Landfill closure obligation	25,226	23,525
Depreciation and amortization	11,540,685	11,889,582
Loss on sale of investments and property, plant and equipment	52,393	96,939
Deferred income taxes	(1,438,000)	(901,000)
Changes in assets and liabilities which provided (used) cash, exclusive of changes shown separately	(24,725,799)	5,209,209

Net cash provided by (used in) operating activities	(122,208)	12,879,148

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,675,051)	(1,874,315)
Proceeds from sale of property, plant and equipment	29,360	7,440
Sale of investments	3,686,141	10,525,106
Proceeds from sale of land and other	271,370	(739,276)

Net cash provided by investing activities	1,311,820	7,918,955

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(2,739,103)	(1,640,922)
Increase (decrease) in dividends payable	551,040	(501)
Payment of long-term debt	(3,788,295)	(18,781,746)
Proceeds from exercise of common stock options	454,860	—
Repurchase of common stock	—	(70,140)
Loan costs	—	(285,000)
Interest rate swap termination fee	(548,817)	(660,261)
Payment of capital lease principal	(13,864)	—

Net cash used in financing activities	(6,084,179)	(21,438,570)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,894,567)	(640,467)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,422,044	12,051,362

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,527,477	$11,410,895

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$(20,090,994)	$(3,564,662)
(Increase) decrease in refundable income taxes	608,244	1,979,887
(Increase) decrease in inventories	(26,079,197)	5,149,549
(Increase) decrease in prepaid expenses	36,442	(843,512)
Increase (decrease) in accounts payable	7,849,412	2,937,011
Increase (decrease) in employees’ taxes withheld	47,266	90,017
Increase (decrease) in accrued profit sharing contribution	6,342,762	(342,735)
Increase (decrease) in accrued wages and expenses	2,304,796	(196,346)
Increase (decrease) in accrued income taxes	4,255,470	—

Total	$(24,725,799)	$5,209,209

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Consolidated Financial Statements

July 31, 2004

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

In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2004 and the results of operations for the three months and nine months ended July 31, 2004 and 2003 and cash flows for the nine months ended July 31, 2004 and 2003.

Revenue for products other than joists is recognized upon the shipment of finished goods. Additionally, revenue is recognized on certain fabricated products utilizing the percentage of completion method. Percentage-of-completion is measured principally by the units-of-work completed method. Costs and estimated earnings in excess of billings on uncompleted contracts were $5,279,256 and $3,241,049 as of July 31, 2004 and October 31, 2003, respectively, and are included in accounts receivable. Such fabricated products accounted for approximately 20% of the Registrant’s consolidated sales for each period presented.

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

The Registrant accounts for stock options under the intrinsic value method of recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under the intrinsic value method, no compensation expense is recorded if the exercise price of the Registrant’s stock options is equal to or greater than the market price of the underlying stock on the date of grant. Compensation cost of $68,625 and $137,250 for the three and nine months ended in July 31, 2004, respectively, and $45,716 and $121,909 for the three and nine months ended July 31, 2003, respectively, was recognized where the exercise price was less than the market price of the stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Registrant had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,
	2004	2003	2004	2003
Net earnings (loss), as reported	$7,757,545	$(319,569)	$14,513,277	$(3,925,688)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(102,530)	(90,022)	(200,950)	(156,614)

Pro forma net earnings (loss)	$7,655,015	$(409,591)	$14,312,327	$(4,082,302)

Net earnings (loss) per share:
As reported:
Basic	$0.71	$(0.03)	$1.33	$(0.36)
Diluted	$0.70	$(0.03)	$1.32	$(0.36)

Pro forma:
Basic	$0.70	$(0.04)	$1.31	$(0.37)
Diluted	$0.69	$(0.04)	$1.30	$(0.37)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,
	2004	2003	2004	2003
Weighted-average grant date fair value	$4.37	$5.53	$4.37	$5.53
Weighted-average expected lives (years)	5.00	5.00	5.00	5.00
Weighted-average grant date fair value-exercise price less than market price	$4.37	$5.53	$4.37	$5.53
Risk-free interest rate	3.15%	3.25%	3.15%	3.25%
Expected volatility	40.00%	67.00%	40.00%	67.00%
Dividend yield	2.69%	1.58%	2.69%	1.58%

Due to the factors (assumptions) described above, the above pro forma disclosures are not necessarily representative of pro forma effects on reported net income for future years.

Note 2.

Inventories are stated at the lower of cost or market. Cost is determined principally using either the first-in, first-out (“FIFO”) or cost averaging method of accounting and includes materials, costs of production and manufacturing overhead. The determination of market includes such factors as utility of goods, the ability to dispose of the goods in the ordinary course of business, physical obsolescence and changes in price levels.

Inventories include the following major classifications:

	(Unaudited) July 31, 2004	October 31, 2003
Scrap steel	$13,521,685	$5,668,835
Melt supplies	4,511,105	2,554,662
Billets	6,911,471	4,066,909
Mill supplies	3,503,970	3,712,415
Work-in-process	12,916,739	6,832,299
Finished steel	44,279,472	36,730,125

Total inventories	$85,644,442	$59,565,245

Note 3.	Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options. Basic earnings (loss) per share and diluted earnings (loss) per share calculated in accordance with SFAS No. 128, “Earnings per Share”, are presented in the consolidated statements of earnings (loss). Options to purchase 206,500 and 443,300 shares of common stock were outstanding at July 31, 2004 and 2003, respectively, but were not included in the nine month computation of diluted earnings (loss) per share because the effect would be antidilutive. Options to purchase 121,500 and 459,500 shares of common stock were outstanding at July 31, 2004 and 2003, respectively, but were not included in the three month computation of diluted earnings (loss) per share because the effect would be antidilutive.

Note 4.	The components of comprehensive earnings (loss), net of taxes, were as follows:

	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,
	2004	2003	2004	2003
Net earnings (loss)	$7,757,545	$(319,569)	$14,513,277	$(3,925,688)

Other comprehensive earnings:
Change in derivative financial instruments	(12,729)	—	57,114	—
Accretion of past hedging relationships	102,856	125,794	323,493	390,359

Other comprehensive earnings	90,127	125,794	380,607	390,359

Total comprehensive earnings (loss)	$7,847,672	$(193,775)	$14,893,884	$(3,535,329)

Note 5.	The Registrant’s business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products—merchant steel products and specialty steel sections, fabricated bar joists and reinforcing bars, and billets.

	Financial Information Relating to Classes of Products
	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,
	2004	2003	2004	2003
Sales to unaffiliated customers:
Merchant steel and specialty steel sections	$92,569,737	$56,721,410	$245,272,284	$149,831,843
Fabricated bar joists and reinforcing bars	31,130,979	20,384,770	72,943,816	53,934,519
Billets	5,743,273	5,179,065	17,432,921	16,724,561

Total consolidated sales	$129,443,989	$82,285,245	$335,649,021	$220,490,923

Note 6.	Supplemental cash flow information:

	(Unaudited) Nine Months Ended July 31,
	2004	2003
Cash paid during the period for:
Interest	$2,752,900	$4,005,271

Income taxes (net of cash received)	$6,236,785	$(3,556,307)

Non cash items:
Accretion of past hedging relationships	$323,493	$390,359
Change in derivative financial instruments	57,114	—

Total non cash items	$380,607	$390,359

Note 7.	In June 1998, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was issued, establishing standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. Effective November 1, 2000, the Registrant adopted the policy of accounting and reporting the fair value of derivatives used as cash flow hedging activities, as referred to in SFAS 133, through other comprehensive earnings.

The Registrant has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. Pursuant to SFAS 133, to the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive earnings (loss). To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be an effective hedge, the Registrant discontinues hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Historically, the Registrant’s interest rate swap agreements have been 100% effective and, therefore, changes in fair value have been recorded as a component of other comprehensive earnings (loss). As of April 1, 2002, the Registrant effected an early termination, or unwind, of its interest rate swap agreements, resulting in the conversion of fixed-rate debt into variable-rate borrowings. This swap unwind created a termination fee of $3,000,179 due the Lender, to be paid over the remaining term of the debt. For the nine months ended July 31, 2004 and 2003, the reclassification, and subsequent amortization/accretion, of these past hedging relationships resulted in the Registrant recording an after-tax earnings adjustment of $323,493 and $390,359, respectively, through other comprehensive earnings (loss). For the quarters ended July 31, 2004 and 2003, these after-tax earnings adjustments totaled $102,856 and $125,794, respectively. Due to fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Registrant plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings or other comprehensive earnings (loss).

The Registrant has entered into one-year or less derivative commodity instruments to minimize the exposure of price risk related to certain natural gas purchases used in the manufacturing process at the West Virginia facility. The contracts used to mitigate the price risk related to natural gas purchases were designated as effective cash flow hedges for a portion of the natural gas usage over the periods in the agreements. Unrealized gains and losses associated with marking the contracts to market are recorded as a component of other comprehensive earnings (loss) and included in the stockholders’ equity section of the balance sheet as part of accumulated comprehensive earnings (loss). These gains and losses are recognized in earnings in the month in which the related natural gas is used, or in the month a hedge is determined to be ineffective. For the quarter and nine months ended July 31, 2004, the Registrant recorded an after-tax loss adjustment of $(12,729) and an after-tax earnings adjustment of $57,114, respectively, through other comprehensive earnings (loss), related to future transactions, which are expected to be recognized in earnings within the respective contract term.

Note 8.	At fiscal year-end October 31, 2001, the Registrant had goodwill of $13,868,647, net of accumulated amortization of $2,328,313. The Registrant early adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, on November 1, 2001 and, subsequently, discontinued goodwill amortization. Based on the Registrant’s current reporting structure, it has determined that it operates as three reporting units and, therefore, has assigned goodwill at the operating division level. The Registrant completed the first step of the initial transitional goodwill impairment test, which indicated that the Registrant’s goodwill was not impaired as of October 31, 2001. In addition, the Registrant performed annual goodwill impairment testing during the third quarter of 2002, 2003 and 2004, which indicated that the Registrant’s goodwill was not impaired. The carrying value of goodwill is periodically reviewed based upon an assessment of operations of the acquired entity.

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

On November 1, 2002, the date of adoption, an asset retirement obligation for landfill closure and post closure costs of $433,902 was recorded, compared to the associated long-lived asset, net of accumulated depreciation of $205,492. This resulted in a cumulative effect of adopting this statement of $228,410.

At July 31, 2004, the asset retirement obligation totaled $490,495 and is included in other non-current liabilities. The periods’ changes in the obligation consisted of both liabilities incurred and accretion expense of $25,226 and $8,409 for the nine months and three months of 2004, and $23,525 for both the nine months and three months of 2003, respectively.

Note 10.	In April 2002, SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”, was issued, rescinding SFAS 4 which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and loses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in APB No. 30. SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Registrant’s November 1, 2002 adoption and implementation of SFAS 145 had no significant effect on its results of operations or financial condition.

Note 11.	In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued, requiring companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had a material impact on the Registrant’s results of operations or financial condition.

Note 12.	In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or amended after December 31, 2002. The Registrant will record the fair value of future material guarantees, if any. The adoption of FIN 45 had no significant impact on the Registrant’s results of operations or financial condition.

Note 13.

In January 2003, FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”, was issued (revised December 2003). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003, however certain provisions of the interpretation were deferred until the period ending after March 15, 2004. The Registrant does not have any variable interest entities, and the adoption of this interpretation did not have an affect on the Registrant’s results of operations or financial condition.

Note 14.	In April 2003, the FASB issued SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain outlined exceptions. The adoption of SFAS 149 did not have a material impact on the Registrant’s results of operations or financial condition.

Note 15.	As of May 1, 2003, the Registrant adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” ” The Registrant does not believe it has any financial instruments included within the scope of SFAS 150 and, therefore, the adoption has not had a material impact on the Registrant’s results of operations or financial condition.

Note 16.	In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” When adopted, FSP 106-2 will supersede FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. The Registrant elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the consolidated financial statements and footnotes for the period ended July 31, 2004 did not reflect the effects of the Act. FSP 106-2 requires the Registrant to assess the impact of the federal subsidy on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. FSP 106-2 is effective beginning in the Registrant’s quarter ending July 31, 2004. The Registrant is currently evaluating the effect of the adoption of
FSP 106-2 and has not yet determined the effect of adoption on its results of operations or financial condition.

Note 17.	At July 31, 2004, the Registrant was committed for $1,060,000 for purchases of equipment and production facilities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Roanoke Electric Steel Corporation:

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries (the “Corporation”) as of July 31, 2004, and the related consolidated statements of earnings (loss) for the three-month and nine-month periods ended July 31, 2004 and 2003, and of cash flows for the nine-month periods ended July 31, 2004 and 2003. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of October 31, 2003, and the related consolidated statements of earnings (loss), stockholders’ equity and comprehensive loss, and of cash flows for the year then ended (not presented herein); and in our report dated December 8, 2003, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, on November 1, 2002. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Raleigh, North Carolina

August 24, 2004

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Registrant’s earnings during the periods included in the accompanying consolidated statements of earnings (loss).

A summary of the period to period changes in the principal items included in the consolidated statements of earnings (loss) is shown below:

	Comparison of Increases (Decreases)
	Three Months Ended July 31, 2004 and 2003		Nine Months Ended July 31, 2004 and 2003
	Amount	Percent	Amount	Percent
Sales	47,158,744	57.3	115,158,098	52.2
Cost of sales	27,477,156	36.1	74,605,978	36.1
Administrative expenses	2,650,806	48.5	6,340,595	38.9
Interest expense	(475,452)	(38.1)	(1,181,740)	(31.5)
Profit sharing expense	4,043,966	5,392.0	7,583,651	3,291.5
Antitrust settlement income	—	—	2,540,860	487.7
Earnings (loss) before income taxes and cumulative effect of change in accounting principle	13,462,268	2,510.2	30,350,474	491.5
Income tax expense (benefit)	5,385,154	2,484.7	12,139,919	490.0
Earnings (loss) before cumulative effect of change in accounting principle	8,077,114	2,527.5	18,210,555	492.5
Cumulative effect of change in accounting principle	—	—	228,410	100.0
Net earnings (loss)	8,077,114	2,527.5	18,438,965	469.7

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

OVERVIEW

The Registrant, directly and through its subsidiaries, is engaged in the manufacturing, fabricating and marketing of merchant steel products, specialty steel sections, billets, open-web steel joists and reinforcing bars. Each subsidiary is either a supplier to the parent company or a purchaser of its finished product and billets. The main plant of Roanoke Electric Steel Corporation is a state-of-the-art steel mini-mill located in Roanoke, Virginia. This facility melts scrap steel in electric furnaces and continuously casts the molten steel into billets. These billets are rolled into merchant steel products consisting of angles, plain rounds, flats, channels and reinforcing bars of various lengths and sizes. Excess steel billet production is sold to mills without sufficient melting capacities or facilities. Roanoke Electric Steel Corporation markets its products to steel service centers and fabricators. Steel of West Virginia, Inc., through its subsidiary, SWVA, Inc., is a steel mini-mill and steel fabricating facility operating in Huntington, West Virginia. A steel fabricating subsidiary, Marshall Steel, Inc., is located in Memphis, Tennessee. These locations produce or fabricate specialty steel sections and custom-finished products and serve niche markets. Shredded Products Corporation, a subsidiary with operations in Rocky Mount and Montvale, Virginia, extracts scrap steel and other metals from junked automobiles and other waste materials. These facilities supply the main plant with a substantial amount of its raw materials. Nonferrous metals generated in the process are sold to unrelated customers. John W. Hancock, Jr., Inc. and Socar, Inc. are steel fabrication subsidiaries located in Salem, Virginia, Florence, South Carolina and Continental, Ohio. All three operations purchase rounds and angles from the main plant to fabricate steel joists and joist girders. These joists and joist girders are used as horizontal supports for floors and roofs in commercial and industrial buildings. RESCO Steel Products Corporation, a Salem, Virginia based subsidiary, fabricates concrete reinforcing steel by cutting and bending it to contractor specifications.

ECONOMIC FACTORS AND STEEL INDUSTRY TRENDS AFFECTING OPERATING RESULTS

The Registrant’s sales are predominantly affected by the volume of products shipped to customers, the corresponding mix of products shipped and the associated sales prices of each product. These factors can be significantly impacted by general economic conditions, industry trends and competitive pressures.

All direct and indirect manufacturing costs are included in cost of sales. The principle elements of cost of sales are raw materials, labor and energy. The primary components of raw materials include scrap and other additives, the costs of which are demand driven, and can be affected by available supply and inflationary pressures. The steel industry initiated a number of scrap surcharges and base-price increases during the year due to the increased cost of scrap steel. Labor costs are influenced mainly by production and shipment levels. Energy costs are associated with the Registrant’s utilization of both electricity and natural gas as its power sources, with electric arc furnaces using electricity and with reheat furnaces using natural gas. The arc furnaces are used in the actual melting of scrap steel (to produce billets), while the reheat furnaces are used to reheat the billets which are then rolled into a finished product. The availability of this power supply and the peak demands by the Registrant determine energy pricing.

RESULTS OF OPERATIONS

Sales for the nine months increased by 52.2%, mainly, as a result of improvements in selling prices and/or product mix for merchant bar products of 45.6%, specialty steel sections by an average of 17.9%, fabricated products of 20.8% and billets of 42.3%. Sales for the three months, the highest of any quarter in the Registrant’s history, increased by 57.3%, primarily, due to higher selling prices for billets and for bar, specialty and fabricated products of 56.3%, 55.2%, 31.3% and 29.9%, respectively. Both periods experienced increased tons shipped for merchant bar, specialty sections and fabricated products, each contributing to the sales improvements for the respective periods, while a drop in billet shipments negatively impacted the periods’ sales. The improvement in merchant bar product selling prices during both periods compared was due, mainly, to a 68.9% nine month and a 59.2% three month spike in scrap steel, our main raw material, which prompted several industry-wide price increases. Business conditions continued to improve within the steel industry which created higher demand for bar products, bolstering order rates and backlogs, and resulting in increased merchant bar shipments of 21.0% and 13.7% during the nine months and quarter, respectively. Improved product mix and favorable competitive conditions, within several market segments, brought higher average selling prices for specialty steel sections during both periods compared. Better economic conditions, within certain niche markets, created improved demand, sending shipment levels higher for specialty steel products by 27.7% for the nine month period and 11.9% during the three months. Fabricated product selling prices increased for both periods compared, influenced mainly by higher raw material costs. Fabricated product shipment levels improved 15.0% during the nine months compared and 17.0% for the third quarter, primarily due to better average delivery times during the current year, together with increasing activity and an easing of competitive conditions within the nonresidential construction segment. Billet selling prices increased for both the quarter and nine months, as sharp rises in scrap prices triggered changes in billet prices. Strong demand for finished steel in the 2004 third quarter and nine months required a higher utilization of billets internally, helped by the June restart of a second furnace and caster at the Roanoke facility. This additional internal consumption resulted in a 29.1% decrease in billet shipments for the three months and a 26.7% decrease for the nine month period. Cost of sales increased by 36.1% during both the nine months and quarter, mainly, as a result of the increased tons shipped of bar, specialty and fabricated products, together with higher costs of energy and scrap steel, in spite of reduced billet shipments. Repairs and maintenance of $18,637,099 and $6,885,432 for the 2004 nine month and three month periods, respectively, increased from $15,264,899 and $6,595,902 for the 2003 nine month and three month periods, respectively, due to required equipment repair needs per period. The Registrant has no significant deferred maintenance and believes its facilities are operating within reasonable productive capacities. Gross profit as a percentage of sales increased from 6.2% to 16.1% and from 7.6% to 20.0% for the nine month and three month periods, respectively. The increased margins for both periods compared resulted, primarily, from the higher selling prices for all products classes, coupled with the effects of increased raw steel and bar production levels on fixed costs, and improved average margins for fabricated products and specialty steel sections, which more than offset higher scrap and energy costs. Administrative expenses increased in both periods compared, mainly, as a result of increased executive and other management compensation of $2,474,759 and $1,552,511, and higher expenses for insurance of $1,115,866 and $369,075, professional fees of $1,583,282 and $457,620 (most in relation to the Sarbanes-Oxley Act) and bad debt reserves of $773,238 and $247,494 for the nine months and three months, respectively. Administrative expenses, as a percentage of sales, dropped from 7.4% to 6.8% for the nine month period and from 6.6% to 6.3% for the three month period, as a result of the improvements in sales. Interest expense decreased in both periods compared due to reduced average borrowings and lower average interest rates, which more than offset lower interest income. Profit sharing expense is based on earnings before income taxes in accordance with provisions of the Registrant’s various retirement plans. During both current periods, two plans accrued benefits as a result of earnings, while a third plan provided no benefits due to losses. Other operating expenses were reduced by $3,061,820 and $520,960, respectively, in the 2004 and 2003 first quarters, and reflected in each nine month period, as a result of partial settlements received in conjunction with a class action suit for antitrust violations against the Registrant’s graphite electrode suppliers. The effective income tax rate was relatively constant for both periods compared. The cumulative effect of a change in accounting principle was a 2003 first quarter charge of $228,410, resulting from the adoption on November 1, 2002 of SFAS No. 143, “Accounting for Asset Retirement Obligations”—see Note 9.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital as of July 31, 2004 was $93,402,272, an increase of $8,120,383 from October 31, 2003, as working capital provided from operations exceeded capital expenditures, dividends and changes to long-term debt. The current ratio of 2.3 to 1 and the quick ratio of 1.0 to 1 both indicate ample liquidity and a healthy financial condition.

Net cash provided by (used in) operations was ($122,208) for the nine month period ended July 31, 2004 as compared to $12,879,148 for the nine month period ended July 31, 2003. Net cash used related to operating assets and liabilities increased $29,935,008 (2004 - ($24,725,799); 2003 - $5,209,209), which was primarily attributable to the 52.2% growth in the Registrant’s sales. Earnings (loss) from operations improved $18,078,965 (2004 - $14,513,277; 2003 - ($3,925,688)). Earnings for the nine month period ended July 31, 2004 included a $3,061,820 payment received from graphite electrode plaintiffs in conjunction with a class action suit for antitrust violations. Amounts received related to this matter were $520,960 in the nine month period ended July 31, 2003.

Net cash provided by investing activities was $1,311,820 for the nine month period ended July 31, 2004 as compared to $7,918,955 for the nine month period ended July 31, 2003. Expenditures for property, plant and equipment amounted to $2,675,051 and $1,874,315 for the nine month periods ended July 31, 2004 and 2003, respectively. For the nine month periods ended July 31, 2004 and 2003, net cash provided by investing activities included net proceeds of $3,686,141 and $10,525,106, respectively, from the sale of investments. A portion of the 2003 proceeds were primarily used to fund a $15,000,000 loan prepayment pursuant to an amendment to the Registrant’s term loan in January 2003. The amendment also revised certain financial covenants to be less restrictive and lowered total funded debt to $67,503,983, as of July 31, 2004.

Net cash used in financing activities was ($6,084,179) for the nine month period ended July 31, 2004 as compared to ($21,438,570) for the nine month period ended July 31, 2003. Cash dividends of $2,739,103 were paid in 2004 as compared to $1,640,922 paid in 2003, as the Registrant increased its dividend rate. For the nine month periods ended July 31, 2004 and 2003, net cash used in financing activities included payments of long-term debt of $3,788,295 and $18,781,746, respectively, of which the 2003 amount included the $15,000,000 prepayment referred to above. As to debt maturities, refer to contractual obligations below.

The Registrant’s ability to meet its debt service obligations and reduce its total debt will depend upon its future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulations that are largely beyond its control. The Registrant believes that cash flow from operations, together with other available sources of funds including cash, will be adequate for at least the next twelve months for making required payments of principal and interest on its indebtedness and for funding anticipated capital expenditures and working capital requirements.

The Registrant was in compliance with its loan agreement, as amended, as of July 31, 2004.

At July 31, 2004, there were commitments for the purchase of property, plant and equipment of approximately $1,060,000. In addition, during the 2002 second quarter, the Registrant unwound the balance of its interest rate swap and was obligated to pay, over the remaining term of the debt, a termination fee of $3,000,179, of which there was a remaining balance to be paid of $845,580 at July 31, 2004. These commitments, together with current debt maturities, will affect future earnings, working capital and liquidity, and will be financed from internally generated funds and existing cash reserves.

The termination of the interest rate swap, that was accounted for as a hedge, effectively converted $75,000,000 of fixed-rate debt into variable-rate borrowings, placing the Registrant at risk for future increases in market interest rates. However, the conversion to currently lower variable rates has resulted in interest savings of $4,557,257 to date.

During the period, the ratio of debt to equity rose to 1.2 to 1, while the percentage of long-term debt to total capitalization declined to 27.5%, due to current changes of $11,264,603 reducing long-term debt and capital lease obligation to $52,694,345. Stockholders’ equity increased to $138,675,265 as net earnings of $14,513,277 and the recognition of unrealized net gains on current and past hedging relationships of $380,607 exceeded dividends of $2,739,103.

The following table sets forth the Registrant’s contractual obligations, excluding interest charges, at July 31, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt	$67,503,983	$15,003,983	$52,500,000	—	—
Capital Lease Obligations	213,690	19,345	41,835	$46,410	$106,100
Operating Leases	3,097,224	1,170,861	1,253,377	672,986	—
Purchase Obligations	1,060,000	1,060,000	—	—	—
Other Long-Term Liabilities	4,567,808	948,664	546,916	300,000	2,772,228

Total	$76,442,705	$18,202,853	$54,342,128	$1,019,396	$2,878,328

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

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

As of July 31, 2004, the Registrant had no material outstanding derivative financial instruments, other financial instruments, or derivative commodity instruments. As described in Note 7 to the Notes to Consolidated Financial Statements included in this Form 10-Q, the Registrant does engage in transactions involving derivative instruments from time to time when appropriate and, as of July 31, 2004, did have in place one new and several pre-existing short-term derivative commodity instruments to minimize the Registrant’s exposure to certain natural gas purchases used in the manufacturing process at the West Virginia facilities. As of July 31, 2004, the Registrant’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk, equity price risk, or interest rate risk. However, interest rates and various commodity prices could pose future risks in certain market conditions. As to interest rate risk, the Registrant performed a materiality assessment as of July 31, 2004, and assumed a 10% adverse change in interest rates applied to its floating rate debt. The analysis indicated that such a change would not have a material effect on the Registrant’s consolidated results of operations or on the fair value of its risk-sensitive financial instruments. As to commodity price risk, a hypothetical 10% change in the market price of natural gas would not have a materially adverse effect on the Registrant’s consolidated results of operations or on the fair value of its natural gas derivative contracts at July 31, 2004.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Management, including the Registrant’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of July 31, 2004. Based on this evaluation, the Registrant’s Principal Executive Officer and Principal Financial Officer have concluded that the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting.

During the 2004 first quarter, Deloitte & Touche informed the Registrant that they had identified a reportable condition in the design of the Registrant’s internal controls. The condition, which was not a material weakness, related to a lack of segregation of duties between certain transaction recording functions and related asset accountability functions. Since being informed of this condition, the Registrant has taken various steps, including designing and instituting additional procedures, hiring additional staff, and separating and reorganizing functional responsibilities. Most of these changes were implemented during the Registrant’s second quarter ended April 30, 2004, with the remainder of changes completed during the third quarter ending July 31, 2004, and the Registrant believes that these changes will correct the condition noted by Deloitte & Touche. The Registrant regularly monitors and evaluates the design and effectiveness of its internal controls to improve its controls and procedures over time and to correct any matters that the Registrant discovers, or that are brought to the Registrant’s attention. Other than noted herein, there were no significant changes in the Registrant’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e)) that occurred during the third quarter which have materially affected, or are reasonably likely to affect, such controls.

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

Certain of the defendants have entered into court approved settlements, resulting in partial distributions received by the Registrant during the period 1999 through July 31, 2004 of $7,312,908. The Registrant recognized the revenue upon realization.

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

To the best of the Registrant’s information and belief no new legal proceedings were instituted against the Registrant or any of its wholly-owned subsidiaries during the period covered by this report and there was no material development in or termination of the legal proceedings reported earlier by the Registrant on Form 10-K for fiscal year ended October 31, 2003 and Forms 10-Q for the quarters ended January 31, 2004 and April 30, 2004, as previously filed with the Commission.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits.

The exhibits, listed on the accompanying Exhibit Index, following the signature page are filed as part of, and incorporated by reference into, this report.

b.	Reports on Form 8-K.

Form 8-K dated June 8, 2004 and filed June 9, 2004, furnishing under Item 12 a news release announcing financial condition and results of operations for the quarter ended April 30, 2004.

Form 8-K dated and filed June 28, 2004, furnishing under Item 7 a news release announcing the election of T. Joe Crawford as President and Chief Operating Officer of Roanoke Electric Steel Corporation.

Form 8-K dated and filed July 26, 2004, furnishing under Item 7 a news release announcing the election of William M. Watson, Jr. as General Counsel and Secretary of Roanoke Electric Steel Corporation. In a separate action, T. Joe Crawford was elected to the Registrant’s Board of Directors.

Items 2, 3, 4 and 5 are omitted because the information required by these items is not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROANOKE ELECTRIC STEEL CORPORATION
Registrant

Date August 24, 2004	/s/ Donald G. Smith
Donald G. Smith, Chairman, Treasurer and Chief Executive Officer (Principal Executive Officer)

Date August 24, 2004	/s/ Mark G. Meikle
Mark G. Meikle, Vice President-Finance, Assistant Treasurer and Chief Financial Officer (Principle Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit (Description)	Page

3.1	Articles of Incorporation, as amended, of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (file number 0-2389))

3.2	Bylaws, as amended, of Roanoke Electric Steel Corporation (FILED HEREWITH)	26 - 49

4.1	Form of certificate representing common stock of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-25299, on Form S-8, filed with the Commission on April 16, 1997)

4.2	Credit Agreement dated as of December 15, 1998 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 (file number 0-2389))

4.3	Amendment to Credit Agreement dated as of February, 1999 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 (file number 0-2389))

4.4	Second Amendment to Credit Agreement dated as of September, 2000 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 (file number 0-2389))

4.5	Third Amendment to Credit Agreement dated as of April 23, 2001 (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 (file number 0-2389))

4.6	Fourth Amendment to Credit Agreement dated as of January 31, 2002 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 (file number 0-2389))

4.7	Fifth Amendment to Credit Agreement dated as of January 29, 2003 (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 (file number 0-2389))

15	Letter re Unaudited Interim Financial Information (FILED HEREWITH)	50

31.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)	51

31.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)	52

32.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)	53

32.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)	54