Form 10-K
period 2004-10-31
ROANOKE ELECTRIC STEEL CORP
filed 2005-01-11
CIK 84278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

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

Common Stock, No Par Value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of December 31, 2004, the aggregate market value, based on the last sales price for that day, of the voting stock held by non-affiliates of Roanoke Electric Steel Corporation was $210,042,091.

As of December 31, 2004, 11,030,313 shares of Roanoke Electric Steel Corporation common stock were issued and outstanding.

DOCUMENTS INCORPORTED BY REFERENCE

The portions of the Annual Report to Shareholders for the year ended October 31, 2004 referred to in parts I, II, and IV are incorporated by reference into Parts I, II, and IV. The portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on January 28, 2005 referred to in Part III are incorporated by reference into Part III. Except for those portions of the 2004 Annual Report to Shareholders expressly incorporated herein by reference, such report is not to be deemed filed with the Securities and Exchange Commission.

PART I

FORWARD-LOOKING STATEMENTS

From time to time, Roanoke Electric Steel Corporation (the “Company” or “Roanoke Electric Steel”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include economic and industry conditions, availability and prices of utilities, supplies and raw materials, prices of steel products, domestic and foreign competition, foreign trade policies affecting imports and exports, governmental regulations, interest rates, inflation, labor relations, environmental concerns and compliance issues, and others.

ITEM 1. BUSINESS

(a) General Development of Business.

The Company, directly and through its subsidiaries, is engaged in the manufacturing, fabricating and marketing of merchant steel products, specialty steel sections, billets, open-web steel joists and reinforcing bars. Each subsidiary is either a supplier to the parent company or a purchaser of its finished product and billets. During the fiscal year ended October 31, 2004, the Company and its subsidiaries continued to operate their business as they had the past four years, with no material changes in operations or in the mode of conducting their business.

(b) Financial Information and Classes of Products or Services.

The Company’s business consists of one industry segment or line of business, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, reinforcing bars, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and reinforcing bars, and billets.

FINANCIAL INFORMATION

AND CLASSES OF PRODUCTS OR SERVICES

	2004	2003	2002
Sales to Unaffiliated Customers:
Merchant Steel and Specialty Steel Sections	$343,604,922	$211,209,483	$172,654,655
Fabricated Bar Joists and Reinforcing Bars	109,759,887	75,449,093	73,575,373
Billets	26,012,379	25,432,380	17,543,681

Total Consolidated Sales	$479,377,188	$312,090,956	$263,773,709

Earnings (Loss) from Operations	$30,446,248	$(2,996,543)	$(6,008,897)
Cumulative effect of accounting change	—	(228,410)	—

Net Earning (Loss)	$30,446,248	$(3,224,953)	$(6,008,897)

Total Assets	$318,971,033	$270,867,486	$289,717,573

(c) Narrative Description of Business.

(i) Roanoke Electric Steel Corporation, the parent company, is a state-of-the-art steel mini-mill located in Roanoke, Virginia. This facility melts scrap steel in electric furnaces and continuously casts the molten steel into billets. These billets are rolled into merchant steel products consisting of angles, plain rounds, flats, channels and reinforcing bars of various lengths and sizes. Excess steel billet production is sold to mills without sufficient melting capacities or facilities. Roanoke Electric Steel markets its products to steel service centers and fabricators. The products are distributed directly to customers from orders solicited by an in-house paid sales staff.

Shredded Products Corp. (“Shredded Products”), a subsidiary with operations in Rocky Mount and Montvale, Virginia, extracts scrap steel and other metals from junked automobiles and other waste materials. These facilities supply Roanoke Electric with a substantial amount of its raw materials. Nonferrous metals generated in the process are sold to unrelated customers.

John W. Hancock, Jr., Incorporated (“Hancock”), and Socar, Inc. and Socar of Ohio, Inc. (collectively “Socar”), are steel fabrication subsidiaries located in Salem, Virginia, Florence, South Carolina and Continental, Ohio. All three operations purchase rounds and angles from the parent company to fabricate steel joists and joist girders. These joists and joist girders are used as horizontal supports for floors and roofs in commercial and industrial buildings. The Hancock facility also manufactures structural pallet rack and structural cantilever rack. This rack is used for heavy storage in retail, warehouses and distribution centers. Joists are cheaper and lighter than structural steel or reinforced concrete. The joists and rack are distributed by these subsidiaries to their customers from orders solicited by manufacturer’s representatives and pursuant to successful bids placed directly by the subsidiaries.

RESCO Steel Products Corporation (“RESCO Steel Products”), a Salem, Virginia based subsidiary, fabricates concrete reinforcing steel by cutting and bending it to contractor specifications. The rebars are distributed to contractors from orders solicited by a paid sales staff and pursuant to successful bids placed directly by the subsidiary.

Steel of West Virginia, Inc. (“Steel”), through its subsidiary, SWVA, Inc. (“SWVA”), is a steel mini-mill and steel fabricating facility operating in Huntington, West Virginia. A steel fabricating subsidiary, Marshall Steel, Inc. (“Marshall”), is located in Memphis, Tennessee. These locations produce or fabricate specialty steel sections and custom-finished products, which are placed directly into customers’ assembly lines. The niche markets supplied with these products include truck trailers, industrial lift trucks, guardrail posts, manufactured housing, off-highway construction equipment, and mining equipment. These products are marketed by senior management and an in-house paid sales staff, whose sales efforts cover all of North America and, to a small degree, certain foreign markets.

The Roanoke and Huntington facilities both utilize electricity and natural gas as their power sources, with electric arc furnaces using electricity and with reheat furnaces using natural gas. The arc furnaces are used in the actual melting of scrap steel (to produce billets), while the reheat furnaces are used to reheat the billets, which are then rolled into a finished product.

(ii) During fiscal year 2004 the Company did not introduce a new product or begun to do business in a new industry segment that will require the investment of a material amount of assets or that otherwise is material.

(iii) The Company’s main raw material, scrap steel, is supplied for the most part by scrap dealers within a 300 mile radius of the mill. The majority of this raw material is purchased through two independent scrap brokers. Shredded Products supplies 10,000 to 15,000 tons of scrap per month. Although scrap is generally available to the Company, the price of scrap steel is highly responsive to changes in demand, including demand in foreign countries as well as in the United States. The ability to maintain satisfactory profit margins in times when scrap is relatively high priced is dependent upon the levels of steel prices, which are determined by market forces. Alloys and other materials needed for the melting process are provided by various domestic and foreign companies.

Shredded Products sometimes experiences difficulty in purchasing scrap automobiles at a satisfactory level. Competition from a number of other shredding operations and reluctance by dealers to sell scrap automobiles due to market conditions are the main causes. High offering prices generally increase the supply; however, the increased cost to produce sometimes is very comparable to the price of similar scrap that can be purchased on the outside.

Substantially all of Hancock’s steel components are purchased from the parent company’s Roanoke facility, which is located conveniently nearby and, therefore, such components are generally available to the subsidiary as needed.

RESCO Steel Products purchases most of its steel components from suppliers within its market area, determined mainly by freight cost. Such components would be generally available to the subsidiary, since the parent company could produce and supply this raw material as needed from its Roanoke facility.

Socar receives most of its raw steel material from the parent company and other nearby suppliers, the determinant usually being freight cost. The availability of raw materials is not of major concern to the subsidiary, since the parent company could supply most of its needs from the Roanoke facility.

Steel, like Roanoke Electric Steel, uses scrap steel as its main raw material. Even though the purchase of steel scrap is subject to market conditions largely beyond its control, the Steel is located in a scrap surplus region and, therefore, typically maintains less than a one month supply of scrap, which keeps inventory costs to a minimum. Although one scrap dealer supplies 25% to 30% of SWVA’s requirements, the Company believes that a number of adequate sources of scrap and other raw materials that it uses are readily available. SWVA has historically been successful in passing on scrap cost increases through price increases; however, the effect of market price competition has limited the ability to increase prices.

(iv) The Company currently holds no patents, trademarks, licenses, franchises or concessions that are material to its business operations.

(v) The business of the Company is not seasonal, except that certain weather conditions restrict delivery schedules at various times.

(vi) The Company does not offer extended payment terms to its customers, nor is it normally required to carry significant amounts of inventory to meet rapid delivery requirements of customers; although, at times market conditions have required the stockpiling of popular bar products for rapid delivery. Working capital practices generally remain constant during the course of business except when the Company determines it to be advantageous to stockpile raw materials due to price considerations.

(vii) During fiscal year 2004, inter-company sales (tons) to Steel, Hancock, Socar and RESCO Steel Products, were approximately 8%, 4%, 3% and 0% of the Company’s total sales (tons), respectively. During fiscal years 2004, 2003 and 2002, respectively, the largest nonaffiliated customer purchased approximately 3%, 4% and 4% of total sales (tons) — 4%, 3% and 2% of total sales (dollars). The 2004 and 2003 customers purchased merchant bar and specialty products. The 2002 customer was the temporary return of the same billet customer from 2000, where poor market conditions in the steel industry contributed to this customer’s worsened financial condition and eventual bankruptcy. Under normal market conditions, we would not expect the loss of any of these customers to have a materially adverse effect on the Company and its subsidiaries taken as a whole. In addition, considerably more billet tons were used internally by SWVA, which helped to mitigate the lost billet sales.

(viii) The Company believes that the amount of its backlog is not generally material to an understanding of the business. All backlog is shipped within a twelve-month period.

(ix) The business of the Company is not subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

(x) The Company competes with steel-producing mills of similar size operative within its market region and also larger mills producing similar products. The market region in which the Company sells its products mainly consists of the majority of states east of the Mississippi River. Price, including transportation cost, is the major determinant in securing business. Sales increased in 2003 as a result of both improved selling prices and increased tons shipped for merchant bar products and specialty steel sections. The higher selling prices were principally due to rising scrap steel costs, which prompted several industry-wide price increases, as well as a strengthening in product demand. An improvement in market conditions contributed to the higher shipment levels. The momentum obtained during 2003 continued in 2004. Average price per ton for merchant bar and specialty products increased as a result of both product mix and higher selling prices. The volatile scrap market once again prompted industry-wide price increases due to the rising cost of scrap. Shipment levels in 2004 were again higher as a result of continued improvements in market conditions.

The joist business is highly competitive. Due to similarity of product, relatively small price differences are often the determining factor in placing business. Ability to meet the customer’s time requirements for delivery also is important in securing business. Competing successfully becomes more difficult with the distance to point of delivery due to transportation costs. The slight increase in 2003 sales for fabricated products was due primarily to improved selling prices, which reacted to higher raw material costs. Shipments of fabricated products decreased due to intense competition within the commercial construction industry. Competitive conditions within the nonresidential construction industry generally impact selling prices and shipment levels of fabricated products and were relatively favorable during 2004 as reflected in the higher selling prices. Higher raw material costs also prompted increased fabricated product prices. The improved shipments of fabricated products resulted from increased business activity.

Billets are semi-finished products used by the Company in its rolling mill process to manufacture various merchant bar products and specialty steel sections. Excess billet production is sold to nonaffiliated customers who further fabricate the billets for various end uses. Billet sales increased in 2003, as higher scrap steel costs brought improvements in billet pricing. Favorable market conditions also contributed to the increased billet shipments during the year. Again in 2004, a spike in scrap steel costs pushed billet prices higher. Billet shipments declined due to a greater demand for internal consumption, thus reducing the tons available for shipment to outside customers.

(xi) During the last three fiscal years, the Company was not involved in any material research and development activities.

(xii) The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, wastewater discharge, air emissions, furnace dust disposal and disposal of auto fluff and other wastes. As with similar mills in the industry, the Roanoke and Huntington furnaces are classified as generating hazardous waste because they produce certain types of dust containing lead, zinc and cadmium. At the Roanoke furnaces, the Company treats between 60% and 80% of its electric arc furnace dust, a hazardous substance, utilizing its own approved stabilization process, and disposes of the non-hazardous resulting solid waste in an approved solid waste landfill. The remaining electric arc furnace dust is disposed through a contract with an approved waste disposal firm. At the Huntington furnace, SWVA collects and handles furnace waste through contracts with a company, which reclaims, from the waste dust, certain materials and recycles or disposes of the remainder. Shredded Products operates an approved landfill for use in disposal of its waste products associated with its auto shredding operations. The Company believes it is in substantial compliance with applicable federal, state and local regulations. However, future changes in regulations may require expenditures which could adversely affect earnings in subsequent years.

The Company has constructed over the years pollution control equipment at a net aggregate cost of over $10,400,000. Annual operating expenses and depreciation of all pollution control equipment and waste disposal costs are in excess of $3,200,000 in the aggregate. Additional future capital expenditures for pollution control and waste disposal equipment for use at the Company’s Roanoke facility are planned in connection with future expansion of the facility and the cost of this additional equipment is presently estimated to be less than $12,000,000. This expansion and, thus, the expenditures have been delayed for both economic and financial reasons, and will be completed and funded as the Company’s financial resources permit. Implementation of the Clean Air Act Amendments of 1990, or any other environmental concerns, is not anticipated to have a materially adverse effect on the Company’s operations, capital resources or liquidity, nor should any incremental increase in capital expenditures occur due to the Act.

See Note 7, “Commitments and Contingent Liabilities”, in Notes to Consolidated Financial Statements contained in the Registrant’s 2004 Annual Report to Stockholders, filed as an Exhibit to this Form 10-K.

The Company from time to time receives requests for information and less frequently, notices from regulatory authorities asserting that it is not in compliance with such laws and regulations. In response, and in some instances on our own initiative, we engage in discussions with regulatory agencies to satisfy the agency that we are operating in material compliance with applicable environmental regulations. The Company considers these discussions to be in the ordinary course of business, a necessity of the highly regulated industry in which it operates. The Company works cooperatively to address any concerns raised by regulatory agencies, and will continue to work with federal and state agencies to ensure that they are satisfied that operations are in material compliance with applicable regulations.

The Roanoke metropolitan area recently has been designated as being in non-attainment with the National Ambient Air Quality Standards for ozone on an eight-hour basis. The Virginia Department of Environmental Quality, and the localities and industries in the Roanoke metropolitan area have entered into an “Early Action Compact” with EPA. An Early Action Compact is a commitment on the part of regulated entities to take immediate measures to reduce ozone precursor emissions. The Company is in the process of implementing reasonably available control technologies for nitrogen oxide emissions at its Roanoke facility. The costs associated with this implementation are not expected to have a material effect on the Company and it operations.

(xiii) At October 31, 2004, the Company employed 529 persons at its Roanoke plant. The Company’s subsidiaries, Steel, Hancock, Socar, Shredded Products and RESCO Steel Products employed 554, 260, 226, 52 and 44 persons, respectively.

(d) Financial Information about Foreign and Domestic Operations and Export Sales.

When billet production exceeds required needs, the semi-finished product is offered for sale to unaffiliated companies. During past years, a portion of the excess billets has been sold to brokers who represent foreign purchasers. In 2003, export (billet) sales to China amounted to $4,276,000. During fiscal years 2004 and 2002, Roanoke Electric did not make any foreign sales of excess billets. However, SWVA sold a small percentage of its rolled products to foreign markets during these years. The information required by this paragraph by geographical area, as to foreign and domestic operations, is not provided since it is identical to the table in paragraph (b) with virtually all information pertaining to the United States.

ITEM 2. PROPERTIES

The Company owns 82 acres situated in the City of Roanoke, Virginia, which comprises its main plant, of which 25 acres are used to provide 364,500 square feet of manufacturing space with an annual billet capacity of approximately 650,000 tons and rolling mill capacity of 400,000 tons. A 30 acre site is owned in Salem, Virginia, of which 10 acres were used to provide 51,355 square feet of manufacturing space, until March 1991, when the plant was idled. The Company acquired in 1991 a 447 acre tract of land in Franklin County, Virginia, 100 acres of which were transferred to Shredded Products in a move of shredding operations from its Montvale location. Part of this new Shredded Products property is being used as an approved industrial landfill. The remaining 347 acres of this land, 206 acres of which were sold between 1995 and 2004, is being marketed as an industrial park for Franklin County.

Shredded Products operates in both Montvale and Rocky Mount, Virginia. The Montvale plant is situated on a 75 acre site owned by the Company, approximately 20 acres of which are regularly used in its scrap processing operation, with an annual production capacity of approximately 24,000 tons. The Rocky Mount facility is located on a 100 acre site owned by Shredded Products, partially consisting of a 25 acre industrial landfill used for the disposal of its auto fluff, and another 25 acres of which are regularly used in its shredding operation, with an annual production capacity of approximately 150,000 tons.

Hancock is located in Roanoke County near Salem, Virginia. The plant is situated on a 37 acre site owned by Hancock, 17 acres of which are regularly used in its operations, with an annual production capacity of approximately 62,000 tons. Buildings on the site contain 160,904 square feet of floor space.

Socar is located in Florence, South Carolina, and in Continental, Ohio. The Florence facility is located on a 28 acre site owned by Socar, 16 acres of which are regularly used in its operations. Buildings on the site contain 93,359 square feet of floor space. The plant located on a 32 acre site in Continental, Ohio, owned by Socar, has 94,400 square feet of floor space in manufacturing buildings, situated on 8 acres regularly used in its operations. Both operations have a combined annual production capacity of approximately 50,000 tons.

RESCO Steel Products operates from a building containing 43,340 square feet of floor space, with an annual production capacity of approximately 25,000 tons. The plant is located in Salem, Virginia, on a 7 acre site owned by RESCO Steel Products.

Steel and its subsidiaries are located in Huntington, West Virginia and in Memphis, Tennessee. The Huntington facility is located on a 42 acre site owned by SWVA, most of which are regularly used in its operations. Buildings on the site contain 558,175 square feet of manufacturing space with an annual billet capacity of approximately 280,000 tons and rolling mill capacity of 300,000 tons. The plant located in Memphis, Tennessee and owned by Marshall operates in 41,000 square feet of manufacturing space on approximately 4 acres.

The following information relates to the productive capacity utilization, based on estimated full production, for the facilities operated by the Registrant and each of its subsidiaries for the year ended October 31, 2004:

Roanoke Electric Steel Corporation

Melt Shop (Percentage of Utilization 90%)
Rolling Mill (106%)

Shredded Products Corp.

Montvale (74%)
Rocky Mount (62%)

John W. Hancock, Jr., Incorporated (73%)

Socar, Inc. — SC & OH (73%)

RESCO Steel Products Corporation (84%)

SWVA, Inc.

Melt Shop (100%)
Rolling Mill (93%)

The various buildings are of modern design, well maintained, and suitable and adequate for the requirements of the business. The Registrant believes that its facilities are being adequately used, that it does not have any excess capacity and that it has no excess or obsolete facilities.

ITEM 3. LEGAL PROCEEDINGS

There were no legal proceedings against the Company that would have a material adverse effect on the Company or its consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF ROANOKE ELECTRIC STEEL CORPORATION

The executive officers of the Company are set forth below. All officers are elected annually to serve at the discretion of the Board of Directors. Except as noted below, each of the executive officers has worked with the Company or its subsidiaries for at least five years. There are no family relationships among the Company’s executive officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

T Joe Crawford, 49, is President and Chief Operating Officer of the Company. Prior to June 22, 2004, Mr. Crawford was Vice President – Administration and Secretary. Mr. Crawford has 27 years of credited service with the Company.

Timothy R. Duke, 53, is Chief Executive Officer of Steel of West Virginia, Inc., SWVA, Inc., Marshall Steel, Inc., and Steel Ventures, Inc., wholly-owned subsidiaries of the Company. Mr. Duke has 17 years of credited service with the Company.

Donald R. Higgins, 59, is Vice President – Sales. Mr. Higgins has 39 years of credited service with the Company.

Mark G. Meikle, 40, is Vice President – Finance, Assistant Treasurer, and Chief Financial Officer of the Company. Mr. Meikle joined the Company in September 2003. Prior to joining the Company, Mr. Meikle was Vice President and Chief Financial Officer of Belton Industries, a specialty fabric weaver from September 2000 to September 2003, Vice President of Container Management, Inc., a container leasing company for the textile industry, from March 1999 to September 2000, Vice President, Treasurer and Chief Financial Officer of Steel of West Virginia, Inc. from October 1996 to March 1999. Mr. Meikle has 11 years of credited service with the Company.

Donald G. Smith, 69, is Chairman of the Board, Chief Executive Officer, and Treasurer of the Company. Prior to June 22, 2004, Mr. Smith was also President. Mr. Smith has 47 years of credited service with the Company.

William M. Watson, Jr., 49, is General Counsel and Secretary of the Company. Mr. Watson joined the Company in August 2004. Prior to joining the Company, Mr. Watson was “of counsel” to Woods Rogers, PLC, the Company’s outside counsel, from January 2002 to July 2004, and Senior Vice President and Secretary of Wachovia Corporation and Wachovia Bank, National Association from October 1998 to January 2002. Mr. Watson has 1 year of credited service with the Company.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below contains certain information regarding the Company’s equity compensation plans as of October 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	343,000	10.91	0
Equity compensation plans not approved by security holders (2)	23,500	14.52	1,000

Total	366,500		1,000

(1)	Represents stock options granted under the Company’s Employees’ Stock Option Plan which expired with the grants made in February of 2004.
(2)	Represents stock options granted to non-employee directors under the Company’s Non-Employee Director Stock Option Plan, which was adopted in 1997. The plan provided that a participating director was eligible to receive a maximum award covering 3,000 shares. As of October 31, 2004, options covering 24,000 shares had been granted under the plan and four of the Company’s current non-employee directors had received options to purchase 3,000 shares of the Company’s common stock. The options each have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, were fully vested and exercisable on the date of grant, and have a term of 10 years.

The other information required by this item is incorporated by reference to the information under the heading “Stock Activity” in the 2004 Annual Report to Shareholders. The Registrant did not, during fiscal year 2004, make any sale of securities not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the information under the heading “Selected Financial Data” in the 2004 Annual Report to Shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The specific information required by this item is incorporated by reference to the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2004 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no material outstanding derivative financial instruments, other financial instruments or derivative commodity instruments at October 31, 2004, although the Company does engage in transactions involving derivative instruments from time to time as appropriate, and as of October 31, 2004, did have in place several short-term derivative commodity instruments to minimize the Company’s exposure to natural gas purchases used in the manufacturing process at the Huntington, West Virginia facility. A further discussion of the Company’s use of derivative instruments is described in “Note 6 - Derivative Instruments” to the “Notes to Consolidated Financial Statements” in the 2004 Annual Report to Shareholders, which information is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The specific information required by this item is incorporated by reference to the information under the headings “Independent Auditors’ Report”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” in the 2004 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Management, including the Principal Executive Officer and the Principal Financial Officer and Chief Accounting Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Registrant’s Principal Executive Officer and the Principal Financial Officer and Chief Accounting Officer, have concluded that the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

As previously disclosed, during the 2004 first quarter, Deloitte & Touche LLP, the Company’s independent auditors, informed the Company that they had identified a reportable condition in the design of the Company’s internal controls. The condition, which was not a material weakness, related to a lack of segregation of duties between certain transaction recording functions and asset accountability functions. Since being informed of the condition, the Company has taken various steps, including designing and instituting additional procedures, hiring additional staff, and separating and reorganizing functional responsibilities. Most of these changes were implemented during the Company’s second quarter ended April 30, 2004, with the remainder of the changes completed during the third quarter ended July 31, 2004, and the Company believes that these changes will correct the condition noted by Deloitte & Touche LLP. The Company regularly monitors and evaluates the design and effectiveness of its internal control and procedures to improve its controls and procedures over time and to correct any matters that the Company discovers, or that are brought to the Company’s attention. Other than as noted herein, there were no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(e)) that occurred during the fourth quarter which have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning the Company’s directors is incorporated by reference to the information under the heading “Information Concerning Directors and Nominees” in the Proxy Statement for the 2005 Annual Meeting of Shareholders.

The information required by this item concerning the Company’s executive officers is incorporated by reference to Part I of this report titled “Executive Officers of Roanoke Electric Steel Corporation.”

The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company’s directors, executive officers and 10 percent shareholders is incorporated by reference to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2005 Annual Meeting of Shareholders.

The Company’s Board of Directors has determined the Thomas L. Robertson and George W. Logan, are each an “audit committee financial expert” and “independent” as these terms are defined in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc.

The Company has adopted a code of conduct which applies to all directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller and other officers who perform similar functions (the “Designated Officers”). A copy of the code of conduct is posted on the Company’s website, www.roanokesteel.com, under the tab “Corporate Governance.” The Company intends to disclose any changes in or waivers from its code of conduct applicable to directors, executive officers, and any Designated Officer on its website or by filing a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the headings “Executive Compensation”, “Compensation Committee and Report on Executive Compensation”, “Performance Graph” and “Board of Directors and Committees — Director Compensation” in the Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Proxy Statement for the 2005 Annual Meeting, and under the heading “Notes to Consolidated Financial Statements” in the 2004 Annual Report to Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item concerning the principal accounting fees paid by the Company and the Audit Committee’s pre-approval policies and procedures, is incorporated by reference to the information under the heading “Audit Committee and Other Audit Matters” in the Proxy Statement for the 2005 Annual Meeting of Shareholders. Approximately 14% of the fees, other than audit fees, paid to Deloitte & Touche LLP, the Company’s independent auditors, for the fiscal year ending October 31, 2004 were for services approved by the Audit Committee pursuant to its pre-approval policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. The following financial statements are incorporated by reference to pages 10 through 25 of the 2004 Annual Report:

(a) Consolidated Balance Sheets

(b) Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings (Loss)

(c) Consolidated Statements of Earnings (Loss)

(d) Consolidated Statements of Cash Flows

(e) Notes to Consolidated Financial Statements

(f) Independent Auditors’ Report

Individual financial statements of the Company are not being filed because the Company is primarily an operating company and its subsidiaries do not have minority equity interests and/or long-term indebtedness (including current portions) to any person outside the consolidated group (excluding long-term indebtedness which is collateralized by the Company by guarantee, pledge, assignment or otherwise), in amounts which together exceed 5 percent of the total consolidated assets.

2.	Financial Statement Schedules. See Item 15(c)

3.	Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, and incorporated into, this report.

(b)	See Index to Exhibits and Item 15(a)(3).

(c)	The following financial statement schedule should be read in conjunction with the consolidated financial statements. The financial statement schedules not included in this report Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or included in the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Roanoke Electric Steel Corporation

102 Westside Blvd., NW

Roanoke, VA 24017

We have audited the consolidated financial statements of Roanoke Electric Steel Corporation and its wholly-owned subsidiaries (the “Company”) as of October 31, 2004 and 2003, and for each of the three years in the period ended October 31, 2004, and have issued our report thereon dated December 8, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, on November 1, 2002); such consolidated financial statements and report are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina

December 8, 2004

Set forth below is “Schedule II - Valuation and Qualifying Accounts” for the Registrant as required by Rule 5-04 of Regulation S-X:

Description	Beginning Balance	Charged to Cost & Expenses (1)	Charged to Other Accounts	(A/R Charged Against Allowance) Deductions	Ending Balance
Y/E 10/31/02:
Allowance for:
Bad debts	$1,098,478	$963,763	$—	$881,426	$1,180,815
Sales returns	1,452,522	606,425	—	1,376,016	682,931

	2,551,000	1,570,188	—	2,257,442	1,863,746

Y/E 10/31/03:
Allowance for:
Bad debts	1,180,815	3,328,465	—	1,680,687	2,828,593
Sales returns	682,931	742,544	—	824,039	601,436

	1,863,746	4,071,009	—	2,504,726	3,430,029

Y/E 10/31/04:
Allowance for:
Bad debts	2,828,593	2,079,166	—	595,308	4,312,451
Sales returns	601,436	1,887,679	—	1,462,847	1,026,268

	$3,430,029	$3,966,845	$—	$2,058,155	$5,338,719

(1)	The Company sells to a large customer base of steel fabricators, steel service centers, original equipment manufacturers and construction contractors, most all of which deal primarily on 30-day credit terms. The Company believes its concentration of credit risk to be minimal in any one geographic area or market segment. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Allowances for doubtful accounts are maintained to provide for estimated losses resulting from the inability of the Company’s customers to make required payments. Such allowances are estimated based on historical loss experience (relative to aging of accounts receivable) and current market economic conditions affecting our customers (i.e., bankruptcy filing). If the amount of allowances exceeds our estimates, or if the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. Credit losses have not been significant in the past, with the exception of fiscal years 2004 and 2003, and are generally within management’s expectations. In 2003 there were bad debt charges of $1,264,702 as a result of the bankruptcy of a few customers, and a $1,100,000 increase in bad debt reserves in connection with another customer. In 2004 bad debt expense decreased $1,249,299, even though the overall expense was still significant due to the bankruptcy of a few customers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 10, 2005	ROANOKE ELECTRIC STEEL CORPORATION

	By:	/s/ Donald G. Smith
Donald G. Smith, Chairman, Treasurer and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald G. Smith	Chairman of the Board, Chief Executive Officer, Treasurer (Principal Executive Officer)	January 10, 2005
Donald G. Smith

/s/ Mark G. Meikle	Vice President – Finance, Assistant Treasurer, Chief Financial Officer (Principal Financial Officer)	January 10, 2005
Mark G. Meikle

/s/ T. Joe Crawford	President and Director	January 10, 2005
T. Joe Crawford

* George B. Cartledge, Jr.	Director	January 10, 2005

* Timothy R. Duke	Director	January 10, 2005

* George W. Logan	Director	January 10, 2005

* Charles I. Lunsford, II	Director	January 10, 2005

* Thomas L. Robertson	Director	January 10, 2005

* Charles W. Steger	Director	January 10, 2005

* Joseph H. Vipperman	Director	January 10, 2005

* By:	/s/ William M. Watson, Jr.
William M. Watson, Jr., Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (file number 0-2389))

3.2	Bylaws, as amended, of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (file number 0-2389))

4.1	Form of certificate representing common stock of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-25299, on Form S-8, filed with the Commission on April 16, 1997)

4.2	Credit Agreement dated October 4, 2004 among Roanoke Electric Steel Corporation, the lender parties thereto, and Wachovia Bank, National Association (FILED HEREWITH)

10.1*	Roanoke Electric Steel Corporation Executive Officer Incentive Arrangement (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (file number 0-2389))

10.2*	Roanoke Electric Steel Corporation Employees’ Stock Option Plan (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K for the fiscal year ended October 31, 1998 (file number 0-2389))

10.3*	Amendment No. 4 to the Roanoke Electric Steel Corporation Employees’ Stock Option Plan (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (file number 0-2389))

10.4*	Roanoke Electric Steel Corporation Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (file number 0-2389))

10.5*	Form of Executive Officer Incentive Arrangement (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (file number 0-2389))

10.6*	Severance Agreement dated November 1, 2001 with Donald G. Smith (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (file number 2389))

10.7*	Severance Agreement dated November 1, 2001 with Donald R. Higgins (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (file number 2389))

10.8*	Severance Agreement dated November 1, 2001 with T. Joe Crawford (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (file number 2389))

10.9*	Severance Agreement dated November 1, 2001 with Timothy R. Duke (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (file number 0-2389))

10.10*	Severance Agreement dated as of October 29, 2003 with Mark G. Meikle (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2004 (file number 0-2389))

10.11*	Collective Bargaining Agreement dated June 10, 2002 by and between SWVA, Inc. and the United Steelworkers of America, AFL-CIO (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (file number 0-2389))

13	2004 Annual Report to Shareholders (FILED HEREWITH)

21	Subsidiaries of Roanoke Electric Steel Corporation (FILED HEREWITH)

23	Consent of Deloitte & Touche LLP (FILED HEREWITH)

24	Power of Attorney (FILED HEREWITH)

31.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

*	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.