Form 10-Q
period 2005-01-31
ROANOKE ELECTRIC STEEL CORP
filed 2005-03-08
CIK 84278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2005

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

As of January 31, 2005, 11,110,313 shares of Roanoke Electric Steel Corporation common stock were issued and outstanding.

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Roanoke Electric Steel Corporation

Consolidated Balance Sheets

ASSETS

	(Unaudited) January 31, 2005	October 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$2,992,551	$869,000
Accounts receivable, net of allowances of $5,466,715 in 2005 and $5,338,719 in 2004	66,924,924	75,558,674
Inventories	117,231,981	102,099,659
Prepaid and other expenses	1,927,067	1,898,841
Deferred income taxes	8,165,648	8,011,122

Total current assets	197,242,171	188,437,296

PROPERTY, PLANT AND EQUIPMENT
Land	7,589,353	7,734,589
Buildings	44,226,998	44,811,189
Manufacturing machinery and equipment	136,863,690	136,230,189
Trucks and forklifts	7,358,038	7,673,533
Fabricating plant equipment	19,858,731	20,238,613
Land improvements	8,776,886	8,800,131
Office equipment	2,555,734	2,648,100
Assets under construction	2,492,427	2,205,425

Total	229,721,857	230,341,769
Less—accumulated depreciation	119,969,228	117,318,369

Property, plant and equipment, net	109,752,629	113,023,400

GOODWILL	13,868,647	13,868,647

OTHER ASSETS	3,609,603	3,641,690

TOTAL ASSETS	$324,473,050	$318,971,033

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligation	$6,019,853	$6,019,598
Bank overdraft	—	4,777,540
Accounts payable	35,535,832	31,286,346
Dividends payable	1,222,189	1,211,740
Employees’ taxes withheld	323,755	248,408
Accrued profit sharing contribution	4,616,458	7,281,552
Accrued wages and expenses	10,899,989	11,964,585
Accrued income taxes	8,403,729	10,146,773

Total current liabilities	67,021,805	72,936,542

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION
Notes and capital lease payable	68,247,287	64,960,960
Less—current portion	6,019,853	6,019,598

Total long-term debt and capital lease obligation	62,227,434	58,941,362

DEFERRED INCOME TAXES	27,474,620	28,152,620

OTHER LIABILITIES	3,348,459	3,545,148

STOCKHOLDERS’ EQUITY
Common stock—no par value—authorized 20,000,000 shares, issued 12,383,927 shares in 2005 and 12,288,927 in 2004	6,648,915	5,333,829
Additional paid-in capital	885,427	885,427
Retained earnings	157,695,394	149,731,709
Accumulated other comprehensive income (loss)	(11,136)	262,264

Total	165,218,600	156,213,229
Less—treasury stock, 1,273,114 shares — at cost	817,868	817,868

Total stockholders' equity	164,400,732	155,395,361

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$324,473,050	$318,971,033

The accompanying notes to consolidated financial statements are an integral part of these statements.

Roanoke Electric Steel Corporation

Consolidated Statements of Earnings

	(Unaudited) Three Months Ended January 31,
	2005	2004
SALES	$131,309,983	$85,173,685

COST OF SALES	102,714,466	76,501,378

GROSS EARNINGS	28,595,517	8,672,307

OTHER OPERATING EXPENSES (INCOME)
Administrative	7,844,436	6,965,793
Interest expense	851,203	1,122,938
Profit sharing	3,551,807	999,391
Interest income	(21,982)	(75,256)
Antitrust litigation settlement	—	(3,061,820)

Total	12,225,464	5,951,046

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,370,053	2,721,261

INCOME TAX EXPENSE	6,506,538	1,084,617

EARNINGS FROM CONTINUING OPERATIONS	9,863,515	1,636,644

DISCONTINUED OPERATIONS (NOTE 1)
LOSS FROM OPERATIONS OF DISCONTINUED OPERATIONS (INCLUDING LOSS ON SALE)	(1,118,263)	(171,613)
INCOME TAX BENEFIT	(440,622)	(68,645)

LOSS ON DISCONTINUED OPERATIONS	(677,641)	(102,968)

NET EARNINGS	$9,185,874	$1,533,676

Earnings (loss) per share of common stock:
Earnings from continuing operations:
Basic	$0.89	$0.15
Diluted	$0.88	$0.15

Loss on discontinued operations:
Basic	(0.06)	(0.01)
Diluted	(0.06)	(0.01)

Net earnings per share of common stock:
Basic	$0.83	$0.14
Diluted	$0.82	$0.14

Cash dividends per share of common stock	$0.11	$0.05

Weighted average number of common shares outstanding :
Basic	11,038,710	10,932,813

Diluted	11,177,438	10,970,133

The accompanying notes to consolidated financial statements are an integral part of these statements.

Roanoke Electric Steel Corporation

Consolidated Statements of Cash Flows

	(Unaudited) Three Months Ended January 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$9,185,874	$1,533,676
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred compensation liability	(4,257)	51,239
Postretirement liabilities	(201,448)	(38,212)
Landfill closure obligation	9,016	8,409
Depreciation and amortization	3,629,753	3,931,937
Gain on sale of investments and property, plant and equipment	(1,226)	(854)
Deferred income taxes	(678,000)	(511,000)
Loss on sale of subsidiary	790,685	—
Changes in assets and liabilities which provided (used) cash, exclusive of changes shown separately	(12,269,083)	(3,235,822)

Net cash provided by operating activities	461,314	1,739,373

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,174,508)	(664,478)
Proceeds from sale of property, plant and equipment	17,783	660
Sale of investments	—	143,013
Proceeds from sale of subsidiary	4,206,829	—

Net cash provided by (used in) investing activities	3,050,104	(520,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(1,222,189)	(546,641)
Increase in dividends payable	10,449	—
Payment of long-term debt	(15,708,868)	(11,231)
Proceeds from long-term debt	19,000,000	—
Proceeds from exercise of common stock options	1,315,086	—
Repayment of bank overdraft	(4,777,540)	—
Interest rate swap termination fee	—	(195,869)
Payment of capital lease principal	(4,805)	(4,561)

Net cash used in financing activities	(1,387,867)	(758,302)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,123,551	460,266

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	869,000	13,422,044

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,992,551	$13,882,310

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$6,288,172	$(1,654,075)
(Increase) decrease in refundable income taxes	—	608,244
(Increase) decrease in inventories	(16,946,676)	(6,723,367)
(Increase) decrease in prepaid and other expenses	(416,055)	(408,138)
(Increase) decrease in other assets	(48,063)	(73,700)
Increase (decrease) in accounts payable	4,269,486	3,888,848
Increase (decrease) in employees' taxes withheld	75,347	85,871
Increase (decrease) in accrued profit sharing contribution	(2,665,094)	(16,827)
Increase (decrease) in accrued wages and expenses	(1,083,156)	970,688
Increase (decrease) in accrued income taxes	(1,743,044)	86,634

Total	$(12,269,083)	$(3,235,822)

The accompanying notes to consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Consolidated Financial Statements

January 31, 2005

Note 1.	Roanoke Electric Steel Corporation is both an operating company and a holding company with both direct and indirect subsidiaries. A complete list of Roanoke Electric Steel’s subsidiaries is incorporated by reference to the previously filed Form 10-K (Exhibit No. 21) for October 31, 2004, as filed with the Securities and Exchange Commission. For purposes of this Form 10-Q, the defined term “Company” will, depending on the context, refer to Roanoke Electric Steel Corporation and its subsidiaries on a combined basis or refer to Roanoke Electric Steel Corporation as an operating company.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 31, 2005 and the results of operations and cash flows for the three months ended January 31, 2005 and 2004.

Revenue is primarily recognized when title transfers upon shipment. Additionally, revenue is recognized on certain fabricated products sold pursuant to construction contracts utilizing the percentage-of-completion method. Percentage of completion is measured principally based on steel consumed on finished product as a percentage of the estimated steel required for each contract. We recognize profit at the time revenue is recognized, based on our estimates as to the project status and the costs remaining to complete a particular project. Costs and estimated earnings on uncompleted contracts were $5,659,951 as of January 31, 2005 and $3,367,434 as of October 31, 2004, and are included in accounts receivable. Such fabricated products accounted for approximately 18% and 14% of the Company’s consolidated sales for the three-month periods ended January 31, 2005 and 2004, respectively.

The Company records shipping and handling expenses in accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Cost”. Shipping and handling charges, billed to the customer, are included in sales revenues and costs associated with such shipments are included in cost of sales.

Certain amounts included in this Form 10-Q filing for prior years have been reclassified from their original presentation to conform with the current year presentation.

Stock-Based Compensation

The 2005 Stock Plan

On January 28, 2005, the shareholders of the Company approved the “Roanoke Electric Steel Corporation 2005 Stock Incentive Plan” (the “2005 Stock Plan”). The 2005 Stock Plan is integral to the Company’s compensation strategy and programs and is intended to help the Company recruit, motivate and retain the caliber of employees and outside directors essential to the Company’s success, and will further align the interests of those employees and outside directors with the interests of the Company’s shareholders.

A maximum of 1,750,000 shares of the Company’s common stock is available for issuance under the 2005 Stock Plan, subject to adjustment upon the occurrence of any stock dividend or other distribution, stock split, merger, consolidation, combination, share repurchase or exchange or other similar transaction or event. No more than 1,500,000 shares of the Company’s common stock may be issued under incentive awards to employees of the Company or its subsidiaries, and no more than 250,000 shares of the Company’s common stock may be issued to outside directors.

The 2005 Stock Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance grants, and deferred shares and is administered by the Compensation Committee of the Company’s Board of Directors. The 2005 Stock Plan does not amend the Employees’ Stock Option Plan or the Non-Employee Director Stock Option Plan. There are 0 and 1,000 shares available for future issuance under these existing plans. As of January 31, 2005, awards covering 243,500 and 22,000 shares of the Company’s common stock were outstanding under the Employee’s Stock Option Plan and Non-Employee Director Stock Option Plan, respectively.

On January 28, 2005, the Compensation Committee approved, and the Board of Directors ratified, an aggregate of 192,080 performance grants under the 2005 Stock Plan. A performance grant is an award of a base number of performance shares. Of these awards, 34,570 performance shares have a one-year performance period ending on October 31, 2005, 69,140 have a two-year performance period ending on October 31, 2006, and 88,370 have a three-year performance period ending on October 31, 2007. An employee is entitled to receive one share of the Company’s common stock for each performance share that vests at the end of a specified performance period. For any performance shares to vest, an employee must remain in continuous employment (subject to certain exceptions for death, disability, or retirement) until the end of the specified performance period. The number of performance shares that vest will be determined based on the Company’s average return on invested capital relative to the average return on invested capital of peer companies, with none of the base number of shares vesting if the Company’s relative average return on invested capital is less than the 45th percentile, and 25%, 100%, and 200% of the base number of shares vesting if the Company’s relative average return on invested capital equals the 45th, 75th and 95th percentile, respectively. Notwithstanding the vesting schedule, if the Company’s average return on invested capital is negative for a performance period, no more than 25% of the base number of performance shares will vest. In the event of a change of control, 100% of the base number of performance shares will vest.

Also on January 28, 2005, each of the Company’s outside directors received an automatic award of 1,500 shares of restricted stock of the Company pursuant to the terms of the 2005 Stock Plan. The shares of restricted stock will become fully vested and transferable if the outside director remains in continuous service on the Board of Directors until January 28, 2006.

Accounting for Stock-Based Compensation

Prior to November 1, 2004, the Company accounted for share-based payments under the intrinsic value method recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. In accordance with APB No. 25, compensation cost was recognized over the applicable service period for the difference between the exercise price of the award and the fair value of the stock price on the grant date. The service period applicable to options granted prior to the first quarter of 2004 expired prior to the first quarter of 2004 and no options were issued during the first quarter of 2004. Accordingly, no compensation cost was recognized during the first quarter of 2004 under APB No. 25 and no compensation would have been recognized had compensation cost been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation”.

On November 1, 2004, the Company early adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost of such share-based payments is to be recognized over the requisite service period based on fair values measured on the grant date of the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after October 31, 2004. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of October 31, 2004 is recognized as the requisite service is rendered. The adoption of SFAS No. 123R had no effect on the Company’s financial statements for the first quarter of 2005 since the requisite service had been rendered for all awards outstanding as of October 31, 2004.

Under SFAS No. 123R, the fair value of each performance grant and each share of restricted stock issued on January 28, 2005, is equal to the market price of the Company’s common stock on that date. Compensation cost of $3,723,073 related to the performance shares will be recognized over the requisite service period of one to three years and may be adjusted based on management’s estimate of the amount of performance shares that will vest based on the Company’s performance relative to its peers. No compensation cost was recognized as relates to the restricted stock plan for the Company’s outside directors, due to management’s decision not to grant shares under this plan at the present time. The effect of the performance grants issued on January 28, 2005 was not material to the first quarter 2005 financial statements.

Cash flow from the exercise of common stock options was $1,315,086 during the first quarter of 2005. The Company does not expect to repurchase a significant number of shares on the open market to satisfy stock award issuances or stock option exercises during the year ending October 31, 2005.

Discontinued Operations

On January 27, 2005, RESCO Steel Products Corporation (“RESCO”), a wholly-owned subsidiary of the Company sold its reinforcing bar fabrication assets, which represented substantially all of its assets, to Rockingham Steel, Inc. (“Rockingham Steel”), a reinforcing bar fabricator located in Harrisonburg, Virginia. The original agreed upon price for the assets sold by RESCO was $4.85 million. After adjustments for changes in inventory, accounts receivable and accounts payable, from November 30, 2004 through January 27, 2005, the final purchase price was $4.2 million. The Company is currently in the process of winding up the operations and affairs of RESCO. In connection with these actions, the Company incurred one-time charges of $550,000 associated with the sale, representing (1) $330,000 for costs associated with termination of employees, including severance, accrued vacation, insurance and other miscellaneous benefits and (2) $220,000 for transaction costs, including legal, investment banking, accounting and other professional fees, and other miscellaneous costs of the transaction. Such costs are included in either the loss from discontinued operations or the Company’s administrative expenses in the accompanying statement of earnings for the first quarter of 2005 and are expected to be paid during the quarters ended January 31, 2005 and April 30, 2005. The results of RESCO, are presented as discontinued operations in the accompanying consolidated statement of earnings as required by SFAS No. 144, “Impairments of Long-Lived Assets and Discontinued Operations” and include a pre-tax loss on the sale and discontinued operations of RESCO of $790,685.

Revenues of $4,045,515 and pre-tax loss of $1,118,263 related to RESCO are included in discontinued operations for the first quarter of 2005. Revenues of $2,081,825 and pre-tax loss of $171,613 related to RESCO are included in discontinued operations for the first quarter of 2004. The carrying amounts as of October 31, 2004 of the major classes of assets and liabilities disposed were as follows: accounts receivable of $2,589,211, inventories of $1,891,114, and net property, plant and equipment of $864,090.

Note 2.	Inventories of the Company are valued at the lower of cost or market. Cost is determined principally using either the first-in, first-out (“FIFO”) or cost averaging method of accounting and includes materials, costs of production and manufacturing overhead. The determination of market includes such factors as utility of goods, the ability to dispose of the goods in the ordinary course of business, physical obsolescence and changes in price levels.

Inventories include the following major classifications:

	(Unaudited) January 31, 2005	October 31, 2004
Scrap steel	$14,008,341	$13,839,442
Melt supplies	4,468,267	4,216,074
Billets	16,632,006	12,226,288
Mill supplies	5,066,826	4,840,071
Work-in-process	14,042,267	14,568,837
Finished steel	63,014,274	52,408,947

Total inventories	$117,231,981	$102,099,659

Note 3.	Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options. Basic earnings per share and diluted earnings per share calculated in accordance with SFAS No. 128, “Earnings per Share”, are presented in the consolidated statements of earnings. No options were antidilutive at January 31, 2005. Options to purchase 206,500 shares of common stock were outstanding at January 31, 2005 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 4.	The components of comprehensive earnings, net of taxes, were as follows:

	(Unaudited) Three Months Ended January 31,
	2005	2004
Net earnings	$9,185,874	$1,533,676

Other comprehensive earnings (loss):
Unrealized gains (losses) on qualifying cash flow hedges:
Unrealized gains (losses) arising during period (net of tax)	(309,319)	60,541
Reclassification adjustments for gains realized in net earnings (net of tax)	77,530	12,515

Net unrealized gains (losses)	(231,789)	73,056

Unrealized losses on securities:
Unrealized holding losses arising during period (net of tax)	(41,611)	(116)
Reclassification adjustments for gains realized in net earnings (net of tax)	—	116

Net unrealized losses	(41,611)	—

Accretion of past hedging relationships	—	114,387

Other comprehensive earnings (loss)	(273,400)	187,443

Total comprehensive earnings	$8,912,474	$1,721,119

The components of accumulated other comprehensive loss are as follows:

	January 31,
	2005	2004
Unrealized gains on securities, net of taxes of $0 and $27,075	—	$67,688
Unrealized gains (losses) on qualifying cash flow hedges, net of taxes of ($4,454) and $21,812	$(11,136)	54,531
Past hedging relationships, net of taxes of $0 and ($273,231)	—	(683,077)

Accumulated other comprehensive loss	$(11,136)	$(560,858)

Note 5.	The Company’s business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, open-web steel joists and billets. The industry segment consists of three classes of products—merchant steel products and specialty steel sections, fabricated bar joists and billets. Due to the January 27, 2005 sale of RESCO Steel Products Corporation, a wholly-owned reinforcing bar subsidiary, rebar sales have been excluded from the fabricated products class, as a result of discontinued operations.

Financial Information Relating to Classes of Products

	(Unaudited) Three Months Ended January 31,
	2005	2004
Sales to unaffiliated customers:
Merchant steel and specialty steel sections	$91,921,603	$64,088,682
Fabricated bar joists	29,804,299	15,873,568
Billets	9,584,081	5,211,435

Total consolidated sales	$131,309,983	$85,173,685

Note 6.	Supplemental cash flow information:

	(Unaudited) Three Months Ended January 31,
	2005	2004
Cash paid during the period for:
Interest	$905,697	$1,106,541

Income taxes (net of cash received)	$8,486,960	$832,094

Note 7.	In June 1998, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was issued, establishing standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Effective November 1, 2000, the Company adopted the policy of accounting and reporting the fair value of derivatives used as cash flow hedging activities, as referred to in SFAS No. 133, through other comprehensive income.

Historically, the Company utilized interest rate swaps to manage its exposure to movements in interest rates paid on corporate debt and that qualified as cash flow hedges. On June 25, 1999, the Company entered into a reverse swap, converting $40,000,000 of existing term debt to a variable interest rate from a fixed rate. A fee of $1,300,000 was received and being recorded in income ratable over the 6 1/2 years which remained to maturity of the term loan.

Effective November 1, 2000, the Company adopted SFAS No. 133 and, in accordance with the transition provisions, recorded a cumulative effect adjustment of $1,663,516 in other comprehensive income to recognize the fair value of the swap as a cash flow hedging instrument. On April 1, 2002, the Company effected an early termination, or unwind, of its interest rate swap agreement and incurred a $3,000,179 termination fee payable to the counterparty over the term of the existing debt.

In connection with the Company’s debt refinancing on October 4, 2004, the remaining unamortized fee earned, $200,000, and unrecognized amounts included in other comprehensive loss related to these past hedges, $680,491 ($408,295 net of taxes), were recorded as adjustments to interest expense in the statement of earnings.

During fiscal year 2004, the Company entered into multiple, one-year or less, derivative commodity instruments, to minimize the exposure of price risk related to certain natural gas purchases used in the manufacturing process at its West Virginia facility. The contracts used to mitigate the price risk related to natural gas purchases are designated as effective cash flow hedges for a portion of the natural gas usage over the periods in the agreements. Unrealized gains and losses associated with marking the contracts to market are recorded as a component of other comprehensive income (loss) and included in the stockholders’ equity section of the balance sheet as part of accumulated comprehensive income (loss). These gains and losses are recognized in earnings in the month in which the related natural gas is used, or in the month a hedge is determined to be ineffective. There were no ineffective hedges as of January 31, 2005 and 2004.

Note 8.	The Company has adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. Based on the Company’s current reporting structure, it has determined that it operates as three reporting units and, therefore, has assigned goodwill at the operating division level. Fair value is measured using a valuation based on market multiples, comparable transactions and discounted cash flow methodologies. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount

At fiscal year-end October 31, 2001, the Company had goodwill of $13,868,647, net of accumulated amortization of $2,328,313. The Company early adopted SFAS No. 142 on November 1, 2001 and, subsequently, discontinued goodwill amortization. Based on the Company’s current reporting structure, it has determined that it operates as three reporting units and, therefore, has assigned goodwill at the operating division level. The Company completed the first step of the transitional goodwill impairment test, which indicated that the Company’s goodwill was not impaired as of October 31, 2001. On an ongoing basis, the Company will perform an annual impairment test on May 31. The Company performed annual goodwill impairment testing in each of 2002, 2003 and 2004, which indicated that the Company’s goodwill was not impaired. At least quarterly, the Company will analyze whether an event has occurred that more likely than not will reduce the reporting unit’s fair value below its carrying amount and, if necessary, a goodwill impairment test will be performed between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as operating expenses.

Note 9.	In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations”, was issued, addressing financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS No. 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The Company adopted SFAS No. 143 on November 1, 2002. Application of the statement encompasses an industrial landfill located on the site of the Company’s subsidiary, Shredded Products Corporation, which will operate for approximately thirty-four more years before closing.

At January 31, 2005 and 2004, the asset retirement obligation totaled $507,919 and $473,678, respectively, and is included in other non-current liabilities. Accretion expense was $9,016 and $8,409 for the three months ended January 31, 2005 and 2004, respectively.

Note 10.	In January 2003, FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”, was issued (revised December 2003). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003, however certain provisions of the interpretation were deferred until the period ending after March 15, 2004. The Company does not have any variable interest entities, and the adoption of this interpretation did not have an affect on the Company’s results of operations or financial condition.

Note 11.	In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. Revised Statement No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As required, the Company adopted the disclosure requirements of this statement on October 31, 2004. The following table sets forth components of net periodic postretirement benefit cost for the three-month periods ended January 31, 2005 and 2004:

Components of net periodic postretirement benefit cost:

	Other Benefits
	2005	2004
Service cost	—	—
Interest cost	$22,104	$26,053
Expected return on plan assets	—	—
Amortization of prior service cost	(32,074)	(32,074)
Amortization of net loss	(2,920)	(5,873)

Net periodic benefit cost	$(12,890)	$(11,894)

Employer Contributions:

Total expected cash benefit payments (net of retiree contributions) for the three-month periods ended January 31, 2005 and 2004 were $37,471 and $26,318, respectively.

Note 12.	In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued, which the Company elected. FSP No. 106-2 requires the Company to assess the impact of the federal subsidy on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. The Company adopted FSP No. 106-2, and based on its evaluating the effects of this Position, has determined there to be no material impact on the Company’s results of operations or financial condition.

Note 13.	In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement included in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s results of operations or financial condition.

Note 14.	At January 31, 2005, the Company was committed for $3,403,779 for purchases of equipment and production facilities.

The Company is not involved in any legal proceedings or environmental matters outside the ordinary course of business. In the opinion of management, amounts accrued for potential awards or assessments in connection with these matters at this time are adequate, and the outcome of such environmental and legal concerns currently pending will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. The Company reassesses these matters as new facts and cases are brought to management’s attention.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Roanoke Electric Steel Corporation

Roanoke, Virginia

We have reviewed the accompanying consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries (the “Company”) as of January 31, 2005, and the related consolidated statements of earnings and cash flows for the three-month periods ended January 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Roanoke Electric Steel Corporation and subsidiaries as of October 31, 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive earnings, and of cash flows for the year then ended (not presented herein); and in our report dated December 8, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, on November 1, 2002. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

March 7, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

During our 2004 fiscal year and continuing through the 2005 first quarter, the Company reported net earnings of $30,446,248 and $9,185,874, respectively. The steel industry as a whole has experienced a very robust period in terms of earnings. The Company was able to increase its profit margins in a period of rapidly rising costs and pricing environment, as discussed more fully below.

The Company is a domestic steel manufacturing company. The Company, directly and through its subsidiaries, is engaged in the manufacturing, fabricating and marketing of merchant steel products, specialty steel sections, billets and open-web steel joists. Each subsidiary is either a supplier to the parent company or a purchaser of its finished product and billets. The Company sells its products through its sales force to our customers, which include service centers, original equipment manufacturers, and fabricators.

Roanoke Electric Steel Corporation, the parent company, is a state-of-the-art steel mini-mill located in Roanoke, Virginia. This facility melts scrap steel in electric furnaces and continuously casts the molten steel into billets. These billets are rolled into merchant steel products consisting of angles, plain rounds, flats and channels of various lengths and sizes. Excess steel billet production is sold to mills without sufficient melting capacities or facilities. Roanoke Electric Steel Corporation markets its products to steel service centers and fabricators. Steel of West Virginia, Inc., through its subsidiary, SWVA, Inc., is a steel mini-mill and steel fabricating facility operating in Huntington, West Virginia. A steel fabricating subsidiary, Marshall Steel, Inc., is located in Memphis, Tennessee. These locations produce or fabricate specialty steel sections and custom-finished products and serve niche markets. Shredded Products Corp., a subsidiary with operations in Rocky Mount and Montvale, Virginia, extracts scrap steel and other metals from junked automobiles and other waste materials. These facilities supply the parent company with a substantial amount of its raw materials. Nonferrous metals generated in the process are sold to unrelated customers. John W. Hancock, Jr., Incorporated and Socar, Inc. are steel fabrication subsidiaries located in Salem, Virginia, Florence, South Carolina and Continental, Ohio. All three operations purchase rounds and angles from the parent company to fabricate steel joists and joist girders. These joists and joist girders are used as horizontal supports for floors and roofs in commercial and industrial buildings. The Hancock facility also manufactures structural pallet rack and structural cantilever rack. This rack is used for heavy storage in retail, warehouses and distribution centers. RESCO Steel Products Corporation, a Salem, Virginia based subsidiary, fabricated concrete reinforcing steel by cutting and bending it to contractor specifications, until its sale on January 27, 2005 (see Note 1 - Discontinued Operations).

ECONOMIC FACTORS AND STEEL INDUSTRY TRENDS AFFECTING OPERATING RESULTS

The Company’s sales are predominantly affected by the volume of products shipped to customers, the corresponding mix of products shipped and the associated sales prices of each product. These factors can be significantly impacted by general economic conditions, industry trends and competitive pressures. The Company has limited pricing power and in general price will rise or fall based on market forces. The cost of the Company’s main raw material, scrap steel, is also based on market forces.

All direct and indirect manufacturing costs are included in cost of sales. The principle elements of cost of sales are raw materials, labor and energy. The primary components of raw materials include scrap and other additives, the costs of which are demand driven, and can be affected by available supply and inflationary pressures. The steel industry initiated a number of scrap surcharges and base-price increases during the past year due to the increased cost of scrap steel. Labor costs are influenced mainly by production and shipment levels. Energy costs are associated with the Company’s utilization of both electricity and natural gas as its power sources, with electric arc furnaces using electricity and with reheat furnaces using natural gas. The arc furnaces are used in the actual melting of scrap steel (to produce billets), while the reheat furnaces are used to reheat the billets which are then rolled into a finished product. The availability of this power supply and the peak demands by the Company determine energy pricing.

INCOME STATEMENT CLASSIFICATIONS

Sales

The Company’s sales are a factor of net tons shipped, product mix and related pricing. Sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales.

Cost of Sales

The Company’s cost of sales represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs are steel scrap, alloys, electrodes, labor, energy, depreciation, and freight.

Other Operating Expenses (Income)

The Company’s other operating expenses are composed of four main areas. Administrative expenses consist of costs associated with our sales, finance and accounting, and administrative departments. These costs include labor and benefits, professional services, certain insurance expenses and various property taxes. Interest expense consists of interest and financing cost amortization associated with our credit facilities as described in the notes to our financial statements contained elsewhere in this report. Profit sharing expenses are related to the Company’s various plans’ contributions which represent a percentage of earnings or agency limitations. Other income includes both the 2004 antitrust litigation settlement, which is due to partial settlements received in conjunction with a class action suit for antitrust violations against the Company’s graphite electrode suppliers, together with interest income.

The following table sets forth amounts from the consolidated statements of earnings along with the dollar and percentage change for the three-month periods ended January 31, 2005 compared with January 31, 2004.:

	Three Months Ended January 31,
	2005	2004	$ Inc (Dec)	% Inc (Dec)
Sales	$131,309,983	$85,173,685	$46,136,298	54.2%
Cost of sales	102,714,466	76,501,378	26,213,088	34.3%

Gross earnings	28,595,517	8,672,307	19,923,210	229.7%

Other operating expenses (income):
Administrative expenses	7,844,436	6,965,793	878,643	12.6%
Interest expense	851,203	1,122,938	(271,735)	-24.2%
Profit sharing	3,551,807	999,391	2,552,416	255.4%
Interest income	(21,982)	(75,256)	53,274	70.8%
Antitrust settlement income	—	(3,061,820)	3,061,820	100.0%

Total other operating expenses	12,225,464	5,951,046	6,274,418	105.4%

Earnings from continuing operations before income taxes	16,370,053	2,721,261	13,648,792	501.6%
Income tax expense	6,506,538	1,084,617	5,421,921	499.9%

Earnings from continuing operations	9,863,515	1,636,644	8,226,871	502.7%

Discontinued operations:
Loss from operations before income taxes	(1,118,263)	(171,613)	(946,650)	-551.6%
Income tax benefit	(440,622)	(68,645)	(371,977)	-541.9%

Loss on discontinued operations	(677,641)	(102,968)	(574,673)	-558.1%

Net earnings	$9,185,874	$1,533,676	$7,652,198	498.9%

RESULTS OF OPERATIONS

Sales

Sales for the quarter increased by 54.2%, mainly, as a result of improvements in product mix and average selling prices per ton for merchant bar products of 45.8%, specialty steel sections of 43.6%, fabricated products of 47.4% and billets of 51.2%. Increased tons shipped for specialty and fabricated products and billets also contributed to the sales improvement for the quarter. Improved product mix and favorable competitive conditions within several market segments, brought higher average selling prices for specialty steel sections during the period. Better economic conditions, within certain niche markets, created improved demand, sending average shipment levels higher for specialty steel products by 8.1% for the quarter. Fabricated product selling prices increased for the quarter, influenced mainly by higher raw material costs and demand. Fabricated product shipment levels improved by 31.7% during the quarter, primarily due to better average delivery times during the current year, together with increasing activity and an easing of competitive conditions within the nonresidential construction segment. The improvement in merchant bar product selling prices was due, mainly to a 57.7% rise in scrap steel, our main raw material, which prompted several industry-wide price increases. More cautious buying patterns and excess inventory levels at steel service centers caused temporary reductions of 5.9% in tons shipped of bar products during the quarter, although market conditions and demand continued to be strong. Billet selling prices increased, as sharp rises in scrap prices triggered changes in billet prices. Improved demand and lower excess billet availability in the market resulted in the 21.6% increased billet shipments for the period.

Cost of Sales and Gross Margins

Cost of sales increased by 34.3%, mainly, as a result of the increased tons shipped for each product class mentioned above, together with the higher cost of scrap steel, in spite of reduced bar product shipments. Repairs and maintenance expense increased from $5,452,901 to $7,595,745 for the first quarter of 2004 and 2005, respectively, due to required equipment repair needs per period. The Company has no significant deferred maintenance and believes its facilities are operating within reasonable productive capacities. Gross earnings as a percentage of sales increased from 10.2% in 2004 to 21.8% in 2005, primarily, as a result of the higher selling prices for all product classes, coupled with the effects of increased raw steel production levels on fixed costs, which more than offset higher scrap costs, together with lower margins for billets.

Administrative Expenses

Administrative expenses increased 12.6%, mainly, due to increased executive and other management compensation of $1,202,419, and higher expenses for directors’ fees of $71,000 and charitable contributions of $92,276, which more than offset declines in professional fees of $318,557 (most in relation to the timing of work associated with the Sarbanes-Oxley Act) and bad debt expense of $351,274. Administrative expenses as a percentage of sales dropped from 8.2% in 2004 to 6.0% in 2005, as a result of the improvement in sales.

Interest Expense

Interest expense decreased 24.2%, primarily, due to reduced average borrowings and lower average interest rates. In October 2004 the Company entered into a new five-year loan agreement with its banking syndicate. The new facility provides for a long-term revolving loan of up to $55,000,000 and a term loan of $30,000,000.

The loans bear interest at the Company’s option at (i) one, two, three, six or, if available, nine or twelve month LIBOR as selected by the Company, or (ii) the greater of (A) the prime rate publicly announced from time to time by the loans administrative agent, or (B) the effective federal funds rate quoted by the Federal Reserve Bank of New York plus 1/2 of 1%. The term loan requires quarterly payments of principal in the amount of $1,500,000 plus interest, and the revolving loan requires quarterly payments of interest until the fifth anniversary of the credit facility at which time the outstanding principal balance of the revolving loan must be paid in full.

Profit Sharing Expense and Income Taxes

Contributions to various profit sharing plans are determined as a proportion of earnings before income taxes and should normally increase or decrease with earnings. During the 2005 quarter, each of the sponsoring companies accrued benefits under their respective plans as a result of current earnings, an increase from the 2004 levels as a result of improved profitability.

The effective income tax rate was relatively constant for the quarter, as compared to last year.

Interest Income

Interest income decreased during the period as a result of both reduced interest rates and investments.

Antitrust Litigation Settlement

Other operating expenses were reduced in 2004 by $3,061,820 as a result of partial settlements received in conjunction with a class action suit for antitrust litigation against the Company’s graphite electrode suppliers.

Discontinued Operations

The January 27, 2005 sale and liquidation of RESCO Steel Products Corporation, a wholly-owned rebar subsidiary, resulted in the discontinued operations for the three-months period compared. The periods ended January 31, 2005 and 2004 reflect a loss from discontinued operations of $327,578 and $171,613, respectively. The 2005 period also includes a loss of $790,685, representing the loss on the disposition of the subsidiary.

The effective tax benefit rate was relatively constant for the periods compared.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working capital as of January 31, 2005 was $130,220,366, an increase of $14,719,612 from October 31, 2004, as working capital provided from operations exceeded capital expenditures, dividends and changes to long-term debt. The current ratio of 2.9 to 1 and the quick ratio of 1.0 to 1 both indicate ample liquidity and a healthy financial condition.

Net cash provided by operations was $461,314 for the three month period ended January 31, 2005 as compared to $1,739,373 for the three month period ended January 31, 2004. Net cash used related to operating assets and liabilities increased $9,033,261 (2005 - ($12,269,083); 2004 - ($3,235,822)), which was primarily attributable to the increase in inventories consistent with the 54.2% growth in the Company’s sales. Earnings from operations improved $7,652,198 (2005 - $9,185,874; 2004 - $1,533,676)). Earnings for the three month period ended January 31, 2004 included a $3,061,820 payment received from graphite electrode plaintiffs in conjunction with a class action suit for antitrust violations. No amounts were received in 2005 related to this matter. The Company incurred a loss of $790,685 on the sale of a subsidiary, reflected in the 2005 quarter.

Net cash provided by (used in) investing activities was $3,050,104 for the three month period ended January 31, 2005 as compared to ($520,805) for the three month period ended January 31, 2004. Expenditures for property, plant and equipment amounted to $1,174,508 and $664,478 for the three month periods ended January 31, 2005 and 2004, respectively. For the three month periods ended January 31, 2005 and 2004, net cash provided by (used in) investing activities included net proceeds of $4,206,829 and $143,013, respectively, from the sale of a subsidiary and other investments, respectively. These proceeds were primarily used to curtail funded or other debt.

Net cash used in financing activities was ($1,387,867) for the three month period ended January 31, 2005 as compared to ($758,302) for the three month period ended January 31, 2004. Cash dividends of $1,222,189 were paid in 2005 as compared to $546,641 paid in 2004, as the Company increased its dividend rate. For the three month periods ended January 31, 2005 and 2004, net cash used in financing activities included payments of long-term debt of $15,708,868 and $11,231, respectively, with borrowings of $19,000,000 providing cash in 2005. The 2005 debt activity related to the Company’s revolving debt facility. With this new credit facility, the loans are secured by a pledge of the outstanding stock in each of the Company’s direct and indirect subsidiaries and by a lien on the tangible and intangible personal property of the Company and each of its subsidiaries. The Company may prepay the loans at any time at its option, and is required to make mandatory prepayments based on certain circumstances. The loans are subject to various representations and warranties and affirmative and negative covenants, including the Company obligation to maintain a leverage ratio of less than or equal to 3:1, to maintain fixed charge coverage ratio greater than or equal to 1.10:1, and to limit capital expenditures on a consolidated basis to no more than $75,000,000 over the term of the credit facility. The revolving loan requires quarterly payments of interest until the fifth anniversary date of the credit facility at which time the outstanding principle balance must be paid in full.

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulations that are largely beyond its control. The Company believes that cash flow from operations (improving with better market conditions and corporate earnings), together with availability on the new revolving credit facility, should provide the liquidity and capital resources necessary to remain competitive, fund operations, and meet required debt retirement for at least the next twelve months.

The Company was in compliance with its loan agreement as of January 31, 2005.

At January 31, 2005, there were commitments for the purchase of property, plant and equipment of $3,403,779. These commitments, together with current debt maturities, will affect future earnings, working capital and liquidity, and will be financed from available cash reserves, internally generated funds and the revolving credit facility.

During the period, the ratio of debt to equity dropped to 1.0 to 1, while the percentage of long-term debt to total capitalization remained at 27.5%, as current changes of $3,286,327 increased long-term debt and capital lease obligation to $62,227,434. Stockholders’ equity increased to $164,400,732, mainly as a result of net earnings of $9,185,874 exceeding dividends of $1,222,189.

Management is of the opinion that adoption of the Clean Air Act Amendments or any other environmental concerns will not have a materially adverse effect on the Company’s operations, capital resources or liquidity. Applicable additional future capital expenditures are presently estimated to be less than $10,000,000 and will be completed and funded, as the Company’s financial resources permit.

The following table sets forth the Company’s contractual obligations, excluding interest charges, at January 31, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Long-Term Debt	$68,043,144	$6,000,000	$12,000,000	$50,043,144	—
Capital Lease Obligations	204,143	19,853	42,935	47,630	$93,725
Operating Leases	7,283,435	1,749,069	3,098,029	2,436,337	—
Purchase Obligations	3,403,779	3,403,779	—	—	—
Other Long-Term Liabilities	3,348,459	352,532	500,000	500,000	1,995,927

Total	$82,282,960	$11,525,233	$15,640,964	$53,027,111	$2,089,652

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

The Company has no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Estimates and assumptions are made, during the preparation of these financial statements that affect the amounts reported. Periodically, the Company evaluates its estimates, including those related to contracts, warranties (if any), taxes, insurance and environment. Under different assumptions and conditions, actual costs may vary from these estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Doubtful Accounts - Allowances for doubtful accounts are maintained to provide for estimated losses resulting from the inability of the Company’s customers to make required payments. Such allowances are estimated based on historical loss experience (relative to aging of accounts receivable) and current market economic conditions affecting our customers (i.e., bankruptcy filing). If the amount of allowances exceeds our estimates, or if the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairments of Long-Lived Assets - In accordance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated during the life of those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Self-Retained Insurance Risks - The Company has self-retained insurance risks associated with coverage for workers’ compensation and insurance plans. Accrued liabilities have been recorded based on estimates of the ultimate costs to settle incurred and incurred but not reported claims. The Company’s estimates are based on judgments and actuarial assumptions regarding the frequency and severity of claims, historical claims loss data, economic conditions and claim management and settlement practices. If actual claims loss experience exceed our estimates, additional accruals may be required.

Contingencies - Compliance with environmental laws and regulations established by federal, state and local authorities may subject the Company to additional costs. The Company believes it is in compliance with such laws and regulations based on currently available facts and present laws and regulations.

Recently Adopted and Recently Issued Accounting Pronouncements

In January 2003, FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”, was issued (revised December 2003). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003, however certain provisions of the interpretation were deferred until the period ending after March 15, 2004. The company does not have any variable interest entities, and the adoption of this interpretation did not have an effect on the Company’s results of operations or financial condition.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. Revised Statement No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As required, the Company adopted the disclosure requirements of this statement on October 31, 2004.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” When adopted, FSP No. 106-2 will supersede FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued, which the Company elected. FSP No. 106-2 requires the Company to assess the impact of the federal subsidy on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. The Company adopted FSP No. 106-2, and based on its evaluating the effects of this Position, has determined there to be no material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement included in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s results of operations or financial condition.

On November 1, 2004, the Company early adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost of such share-based payments is to be recognized over the requisite service period based on fair values measured on the grant date of the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after October 31, 2004. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of October 31, 2004 is recognized as the requisite service is rendered. The adoption of SFAS No. 123R had no effect on the Company’s financial statements for the first quarter of 2005 since the requisite service had been rendered for all awards outstanding as of October 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company had no material outstanding derivative financial instruments, other financial instruments or derivative commodity instruments at January 31, 2005, although the Company does engage in transactions involving derivative instruments from time to time as appropriate, and as of January 31, 2005, did have in place several short-term derivative commodity instruments to minimize the Company’s exposure to natural gas purchases used in the manufacturing process at the Huntington, West Virginia facility. A further discussion of the Company’s use of derivative instruments is described in Note 7 to the Notes to Consolidated Financial Statements included in this 10-Q filing.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Management, including the Company’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of January 31, 2005. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting.

The Company regularly monitors and evaluates the design and effectiveness of its internal controls to improve its controls and procedures over time and to correct any matters that the Company discovers, or that are brought to the Company’s attention. During the quarter ended January 31, 2005, there were no significant changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e)) which have materially affected, or are reasonably likely to affect, such controls.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On January 28, 2005, the Company held its annual meeting of shareholders, to elect three Class C Directors, to approve the Company’s 2005 Stock Incentive Plan, and to approve the Company’s Management Incentive Plan..

At the annual meeting, the shareholders elected the individuals shown in the following table as Class C Directors for three-year terms expiring at the 2008 annual meeting.

	For	Withhold Authority
T. Joe Crawford	9,807,609	836,115
Charles I. Lunsford, II	9,807,609	836,115
Charles W. Steger	9,604,828	1,038,896

George B. Cartledge, Jr., Thomas L. Robertson, and Donald G. Smith continue as Class A Directors until the 2006 annual meeting, and Timothy R. Duke, George W. Logan, and Joseph H. Vipperman continue as Class B Directors until the 2007 annual meeting.

At the annual meeting, the shareholders approved the Company’s 2005 Stock Incentive Plan. The proposal was approved with the following votes:

Shares Voted in Favor	6,306,377
Shares Voted Against	2,744,059
Abstentions	120,392
Broker Non-Votes	1,472,896

At the annual meeting, the shareholders approved the Company’s Management Incentive Plan. The proposal was approved with the following votes:

Shares Voted in Favor	8,399,188
Shares Voted Against	658,186
Abstentions	113,455
Broker Non-Votes	1,472,895

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits.

The exhibits, listed on the accompanying Exhibit Index, following the signature page are filed as part of, and incorporated by reference into, this report.

b.	Reports on Form 8-K.

Form 8-K dated and filed December 9, 2004, furnishing under Items 2.02 and 9.01 a news release announcing financial results for the quarter and fiscal year ended October 31, 2004.

Items 1, 2, 3 and 5 are omitted because the information required by these items is not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2005	ROANOKE ELECTRIC STEEL CORPORATION

	By:	/s/ Donald G. Smith
Donald G. Smith, Chairman, Treasurer and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark G. Meikle
Mark G. Meikle, Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (file number 0-2389))

3.2	Bylaws, as amended, of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (file number 0-2389))

4.1	Form of certificate representing common stock of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-25299, on Form S-8, filed with the Commission on April 16, 1997)

4.2	Credit Agreement dated October 4, 2004 among Roanoke Electric Steel Corporation, the lender parties thereto, and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (file number 0-2389))

10.1	Roanoke Electric Steel Corporation Employees’ Stock Option Plan (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K for the fiscal year ended October 31, 1998 (file number 0-2389))

10.2	Amendment No. 4 to the Roanoke Electric Steel Corporation Employees’ Stock Option Plan (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (file number 0-2389))

10.3	Roanoke Electric Steel Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 3, 2005 (file number 0-2389))

10.4	Form of Performance Grant Agreement for one, two, and three-year performance grants under the Roanoke Electric Steel Corporation 2005 Stock Incentive Plan and dated January 28, 2005 (FILED HEREWITH)

10.5	Form of Restricted Stock Agreement for outside directors under the Roanoke Electric Steel Corporation 2005 Stock Incentive Plan dated January 28, 2005 (FILED HEREWITH)

10.6	Roanoke Electric Steel Corporation Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (file number 0-2389))

10.7	Roanoke Electric Steel Corporation Amended and Restated Directors’ Retirement Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 3, 2005 (file number 0-2389))

10.8	Form of Executive Officer Incentive Arrangement (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (file number 0-2389))

10.9	Roanoke Electric Steel Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 3, 2005 (file number 0-2389))

10.10	Executive Employment Continuity Agreement dated February 18, 2005 with Donald G. Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 18, 2005 (file number 2389))

10.11	Executive Employment Continuity Agreement dated February 18, 2005 with T. Joe Crawford (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 18, 2005 (file number 2389))

10.12	Executive Employment Continuity Agreement dated February 18, 2005 with Timothy R. Duke (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 18, 2005 (file number 2389))

10.13	Executive Employment Continuity Agreement dated February 18, 2005 with Donald R. Higgins (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 18, 2005 (file number 2389))

10.14	Executive Employment Continuity Agreement dated February 18, 2005 with Mark G. Meikle (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 18, 2005 (file number 2389))

10.15	Executive Employment Continuity Agreement dated February 18, 2005 with William M. Watson, Jr. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 18, 2005 (file number 2389))

10.16	Collective Bargaining Agreement dated June 10, 2002 by and between SWVA, Inc. and the United Steelworkers of America, AFL-CIO (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (file number 0-2389))

15	Consent of Independent Registered Public Accounting Firm (FILED HEREWITH)

31.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)