Form 10-Q
period 2005-04-30
ROANOKE ELECTRIC STEEL CORP
filed 2005-06-08
CIK 84278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2005

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

As of April 30, 2005, 11,145,813 shares of Roanoke Electric Steel Corporation common stock were issued and outstanding.

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Roanoke Electric Steel Corporation

Condensed Consolidated Balance Sheets

	(Unaudited)
	April 30, 2005	October 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,644,935	$869,000
Accounts receivable, net of allowances of $5,769,521 in 2005 and $5,338,719 in 2004	75,933,968	75,558,674
Inventories	114,541,800	102,099,659
Prepaid and other expenses	2,167,102	1,898,841
Deferred income taxes	8,158,224	8,011,122

Total current assets	202,446,029	188,437,296

PROPERTY, PLANT AND EQUIPMENT
Land	7,589,353	7,734,589
Buildings	44,537,389	44,811,189
Manufacturing machinery and equipment	137,554,659	136,230,189
Trucks and forklifts	7,507,906	7,673,533
Fabricating plant equipment	20,743,444	20,238,613
Land improvements	8,783,233	8,800,131
Office equipment	2,673,134	2,648,100
Assets under construction	2,162,763	2,205,425

Total	231,551,881	230,341,769
Less—accumulated depreciation	123,344,292	117,318,369

Property, plant and equipment, net	108,207,589	113,023,400

GOODWILL	13,868,647	13,868,647

OTHER ASSETS	3,499,332	3,641,690

TOTAL ASSETS	$328,021,597	$318,971,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligation	$6,020,112	$6,019,598
Bank overdraft	925,017	4,777,540
Accounts payable	31,611,727	31,286,346
Dividends payable	1,226,040	1,211,740
Employees’ taxes withheld	227,275	248,408
Accrued profit sharing contribution	5,267,198	7,281,552
Accrued wages and expenses	12,863,694	11,964,585
Accrued income taxes	3,228,465	10,146,773

Total current liabilities	61,369,528	72,936,542

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION
Notes and capital lease obligation	71,242,420	64,960,960
Less—current portion	6,020,112	6,019,598

Total long-term debt and capital lease obligation	65,222,308	58,941,362

DEFERRED INCOME TAXES	26,749,620	28,152,620

OTHER LIABILITIES	4,165,550	3,545,148

STOCKHOLDERS’ EQUITY
Common stock—no par value—authorized 20,000,000 shares, issued 12,418,927 shares in 2005 and 12,288,927 in 2004	6,930,935	5,333,829
Additional paid-in capital	1,353,839	885,427
Retained earnings	163,047,685	149,731,709
Accumulated other comprehensive income	—	262,264

Total	171,332,459	156,213,229
Less—treasury stock, 1,273,114 shares — at cost	817,868	817,868

Total stockholders’ equity	170,514,591	155,395,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,021,597	$318,971,033

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Roanoke Electric Steel Corporation

Condensed Consolidated Statements of Earnings

	(Unaudited) Three Months Ended April 30,		(Unaudited) Six Months Ended April 30,
	2005	2004	2005	2004
SALES	$137,868,454	$116,012,871	$269,178,437	$201,186,556

COSTS
Cost of sales	115,416,009	97,045,170	218,130,475	173,546,548
Profit sharing	2,093,723	2,223,586	4,951,105	3,033,092

Total	117,509,732	99,268,756	223,081,580	176,579,640

GROSS EARNINGS	20,358,722	16,744,115	46,096,857	24,606,916

OTHER OPERATING EXPENSES (INCOME)
Administrative	8,182,154	6,743,876	16,026,590	13,709,669
Interest expense	942,067	809,670	1,793,270	1,932,608
Profit sharing	491,120	521,582	1,185,545	711,467
Interest income	(25,262)	(57,454)	(47,244)	(132,710)
Antitrust litigation settlement	—	—	—	(3,061,820)

Total	9,590,079	8,017,674	18,958,161	13,159,214

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,768,643	8,726,441	27,138,696	11,447,702
INCOME TAX EXPENSE	4,186,462	3,488,615	10,693,000	4,573,232

EARNINGS FROM CONTINUING OPERATIONS	6,582,181	5,237,826	16,445,696	6,874,470

DISCONTINUED OPERATIONS (NOTE 1) LOSS FROM OPERATIONS OF DISCONTINUED OPERATIONS (INCLUDING LOSS ON SALE)	—	(26,283)	(1,118,263)	(197,896)
INCOME TAX BENEFIT	—	(10,513)	(440,622)	(79,158)

LOSS ON DISCONTINUED OPERATIONS	—	(15,770)	(677,641)	(118,738)

NET EARNINGS	$6,582,181	$5,222,056	$15,768,055	$6,755,732

Earnings (loss) per share of common stock:
Earnings from continuing operations:
Basic	$0.59	$0.48	$1.48	$0.63
Diluted	$0.58	$0.47	$1.46	$0.62

Loss on discontinued operations:
Basic	—	(0.00)	(0.06)	(0.01)
Diluted	—	(0.00)	(0.06)	(0.01)

Net earnings per share of common stock:
Basic	$0.59	$0.48	$1.42	$0.62
Diluted	$0.58	$0.47	$1.40	$0.61

Cash dividends per share of common stock	$0.11	$0.10	$0.22	$0.15

Weighted average number of common shares outstanding :
Basic	11,143,869	10,938,880	11,090,617	10,935,813

Diluted	11,289,086	11,040,420	11,233,389	11,007,791

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Roanoke Electric Steel Corporation

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Six Months Ended April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$15,768,055	$6,755,732
Adjustments to reconcile net earnings to net cash used in operating activities:
Directors’ retirement plan liability	870,803	—
Deferred compensation liability	(16,624)	6,948
Postretirement liabilities	(251,810)	(76,425)
Landfill closure obligation	18,033	16,817
Depreciation and amortization	7,206,751	7,644,672
Stock-based compensation expense	468,412	—
Loss on sale of property, plant and equipment	82,026	3,868
Gain on sale of investments	—	(194)
Deferred income taxes	(1,403,000)	(987,000)
Loss on sale of subsidiary	790,685	—
Changes in assets and liabilities which provided (used) cash, exclusive of changes shown separately	(25,319,094)	(13,590,880)

Net cash used in operating activities	(1,785,763)	(226,462)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(3,357,007)	(1,710,831)
Proceeds from sale of property, plant and equipment	123,612	29,360
Sale of investments	—	645,549
Proceeds from sale of subsidiary	4,206,829	—

Net cash provided by (used in) investing activities	973,434	(1,035,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(2,452,079)	(1,641,422)
Increase in dividends payable	14,300	548,140
Payment of long-term debt	(22,708,868)	(22,687)
Proceeds from long-term debt	29,000,000	—
Proceeds from exercise of common stock options	1,597,106	161,370
Repayment of bank overdraft	(3,852,523)	—
Interest rate swap termination fee	—	(376,069)
Payment of capital lease principal	(9,672)	(9,182)

Net cash provided by (used in) financing activities	1,588,264	(1,339,850)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	775,935	(2,602,234)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	869,000	13,422,044

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,644,935	$10,819,810

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$(2,720,872)	$(11,690,791)
(Increase) decrease in refundable income taxes	—	608,244
(Increase) decrease in inventories	(14,256,495)	(17,371,806)
(Increase) decrease in prepaid and other expenses	(656,090)	(177,241)
(Increase) decrease in other assets	23,668	265,681
Increase (decrease) in accounts payable	345,381	6,880,313
Increase (decrease) in employees’ taxes withheld	(21,133)	197,276
Increase (decrease) in accrued profit sharing contribution	(2,014,354)	2,708,210
Increase (decrease) in accrued wages and expenses	899,109	1,716,620
Increase (decrease) in accrued income taxes	(6,918,308)	3,272,614

Total	$(25,319,094)	$(13,590,880)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Condensed Consolidated Financial Statements

April 30, 2005

Note 1.	Roanoke Electric Steel Corporation is both an operating company and a holding company with both direct and indirect subsidiaries. A complete list of Roanoke Electric Steel’s subsidiaries is incorporated by reference to the previously filed Form 10-K (Exhibit No. 21) for October 31, 2004, as filed with the Securities and Exchange Commission. For purposes of this Form 10-Q, the defined term “Company” will, depending on the context, refer to Roanoke Electric Steel Corporation and its subsidiaries on a consolidated basis or refer to Roanoke Electric Steel Corporation as an operating company.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position as of April 30, 2005 and the results of operations for the three months and six months ended April 30, 2005 and 2004 and cash flows for the six months ended April 30, 2005 and 2004. Refer to the Company’s annual report on Form 10-K for a description of major accounting policies.

Revenue is primarily recognized when title transfers upon shipment. Additionally, revenue is recognized on certain fabricated products sold pursuant to construction contracts utilizing the percentage-of-completion method. Percentage of completion is measured principally based on steel consumed on finished product as a percentage of the estimated steel required for each contract. The Company recognizes profit at the time revenue is recognized, based on estimates as to the project status and the costs remaining to complete a particular project. Costs and estimated earnings on uncompleted contracts were $8,318,637 as of April 30, 2005 and $3,367,434 as of October 31, 2004, and are included in accounts receivable. Such fabricated products accounted for approximately 18% and 14% of the Company’s consolidated sales for the six-month periods ended April 30, 2005 and 2004, respectively, and approximately 17% and 15% of the Company’s consolidated sales for the three-month periods ended April 30, 2005 and 2004, respectively.

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

The 2005 Stock Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance grants, and deferred shares and is administered by the Compensation Committee of the Company’s Board of Directors. The 2005 Stock Plan does not amend the Employees’ Stock Option Plan or the Non-Employee Director Stock Option Plan. There are 0 and 1,000 shares available for future issuance under these existing plans. As of April 30, 2005, options covering 217,500 and 22,000 shares of the Company’s common stock were outstanding under the Employee’s Stock Option Plan and Non-Employee Director Stock Option Plan, respectively.

On January 28, 2005, the Compensation Committee approved, and the Board of Directors ratified, an aggregate of 192,080 performance grants to certain executives under the 2005 Stock Plan. A performance grant is an award of a base number of performance shares. Of these awards, 34,570 performance shares have a one-year performance period ending on October 31, 2005, 69,140 have a two-year performance period ending on October 31, 2006, and 88,370 have a three-year performance period ending on October 31, 2007. An employee is entitled to receive one share of the Company’s common stock for each performance share that vests at the end of a specified performance period. For any performance shares to vest, an employee must remain in continuous employment (subject to certain exceptions for death, disability, or retirement) until the end of the specified performance period. The number of performance shares that vest will be determined based on the Company’s average return on invested capital relative to the average return on invested capital of peer companies, with none of the base number of shares vesting if the Company’s relative average return on invested capital is less than the 45th percentile, and 25%, 100%, and 200% of the base number of shares vesting if the Company’s relative average return on invested capital equals the 45th, 75th and 95th percentile, respectively. Notwithstanding the vesting schedule, if the Company’s average return on invested capital is negative for a performance period, no more than 25% of the base number of performance shares will vest. In the event of a change of control, 100% of the base number of performance shares will vest.

Also on January 28, 2005, each of the Company’s six outside directors received an automatic award of 1,500 shares of restricted stock of the Company pursuant to the terms of the 2005 Stock Plan. The shares of restricted stock will become fully vested and transferable if the outside director remains in continuous service on the Board of Directors until January 28, 2006.

Accounting for Stock-Based Compensation

Prior to November 1, 2004, the Company accounted for share-based payments under the intrinsic value method recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. In accordance with APB No. 25, compensation cost was recognized over the applicable service period for the difference between the exercise price of the award and the fair value of the stock price on the grant date. During 2004, options were granted for 112,500 shares. There was full recognition of the related compensation cost of $68,625 during the three months ended April 30, 2004.

On November 1, 2004, the Company early adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost of such share-based payments is to be recognized over the requisite service period based on fair values measured on the grant date of the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after October 31, 2004. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of October 31, 2004 is recognized as the requisite service is rendered. The adoption of SFAS No. 123R had no effect on the Company’s financial statements at the date of adoption, since the requisite service had been rendered for all awards outstanding as of October 31, 2004.

Under SFAS No. 123R, the fair value of each performance grant and each share of restricted stock issued on January 28, 2005, is equal to the market price of the Company’s common stock on that date. Unamortized compensation cost of $1,896,790 related to 96,040 performance shares will be recognized over the requisite service period of one to three years and may be adjusted based on management’s future estimates of the amount of performance shares that will vest based on the Company’s performance relative to its peers. Compensation expense of $290,662 is reflected in the consolidated statements of earnings for the three months and six months ended April 30, 2005. The total fair value of 9,000 restricted shares awarded to directors of $177,750 was recognized during the 2005 second quarter.

Discontinued Operations

On January 27, 2005, RESCO Steel Products Corporation (“RESCO”), a wholly-owned subsidiary of the Company, sold its reinforcing bar fabrication assets, which represented substantially all of its assets, to Rockingham Steel, Inc. (“Rockingham Steel”), a reinforcing bar fabricator located in Harrisonburg, Virginia. The original agreed upon price for the assets sold by RESCO was $4.85 million. After adjustments for changes in inventory, accounts receivable and accounts payable, from November 30, 2004 through January 27, 2005, the final purchase price was $4.2 million. In connection with the close of operations of RESCO, the Company incurred one-time charges of $550,000 associated with the sale, representing (1) $330,000 for costs associated with termination of employees, including severance, accrued vacation, insurance and other miscellaneous benefits and (2) $220,000 for transaction costs, including legal, investment banking, accounting and other professional fees, and other miscellaneous costs of the transaction. Such costs are included in the loss from discontinued operations in the accompanying statement of earnings for the six months ended April 30, 2005. The results of RESCO are presented as discontinued operations in the accompanying consolidated statements of earnings and include a pre-tax loss on the sale and discontinued operations of RESCO of $790,685.

Revenues of $4,045,515 and pre-tax loss of $1,118,263 (which includes the $790,685 loss on sale) related to RESCO are included in discontinued operations for the six months ended April 30, 2005. Revenues of $5,018,476 and $2,936,651 and pre-tax losses of $197,896 and $26,283 related to RESCO are included in discontinued operations for the six months and three months ended April 30, 2004, respectively. The carrying amounts as of October 31, 2004 of the major classes of assets and liabilities disposed were as follows: accounts receivable of $2,589,211, inventories of $1,891,114, and net property, plant and equipment of $864,090.

Note 2.	Inventories of the Company are valued at the lower of cost or market. Cost is determined principally using either the first-in, first-out (“FIFO”) or cost averaging method of accounting and includes materials, costs of production and manufacturing overhead. The determination of market includes such factors as utility of goods, the ability to dispose of the goods in the ordinary course of business, physical obsolescence and changes in price levels.

Inventories include the following major classifications:

	(Unaudited)
	April 30, 2005	October 31, 2004
Scrap steel	$12,347,520	$13,839,442
Melt supplies	5,583,789	4,216,074
Billets	16,082,075	12,226,288
Mill supplies	5,671,218	4,840,071
Work-in-process	14,594,010	14,568,837
Finished steel	60,263,188	52,408,947

Total inventories	$114,541,800	$102,099,659

Note 3.	Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and performance grants. Basic earnings per share and diluted earnings per share calculated in accordance with SFAS No. 128, “Earnings per Share”, are presented in the consolidated statements of earnings. No options were antidilutive at April 30, 2005. Options to purchase 206,500 and 121,500 shares of common stock were outstanding at April 30, 2004, for the six month and three month periods then ended, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 4.	The components of comprehensive earnings, net of taxes, were as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net earnings	$6,582,181	$5,222,056	$15,768,055	$6,755,732

Other comprehensive earnings (loss):
Unrealized gains (losses) on qualifying cash flow hedges:
Unrealized gains (losses) arising during period (net of tax)	28,376	(41,613)	(280,943)	18,928
Reclassification adjustments for gains realized in net earnings (net of tax)	(17,240)	38,400	60,290	50,915

Net unrealized gains (losses)	11,136	(3,213)	(220,653)	69,843

Unrealized losses on securities:
Unrealized holding losses arising during period (net of tax)	—	—	(41,611)	(116)
Reclassification adjustments for gains realized in net earnings (net of tax)	—	—	—	116

Net unrealized losses	—	—	(41,611)	—

Accretion of past hedging relationships	—	106,250	—	220,637

Other comprehensive earnings (loss)	11,136	103,037	(262,264)	290,480

Total comprehensive earnings	$6,593,317	$5,325,093	$15,505,791	$7,046,212

The components of accumulated other comprehensive income are as follows:

	(Unaudited) April 30, 2005	October 31, 2004
Unrealized gains on securities, net of taxes of $16,644	$—	$41,611
Unrealized gains on qualifying cash flow hedges, net of taxes of $88,261	—	220,653

Accumulated other comprehensive income	$—	$262,264

Note 5.	The Company’s business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and billets. Due to the January 27, 2005 sale of RESCO Steel Products Corporation, a wholly-owned reinforcing bar subsidiary, rebar sales have been excluded from the fabricated products class, as a result of discontinued operations.

Financial Information Relating to Classes of Products

	(Unaudited) Three Months Ended April 30,		(Unaudited) Six Months Ended April 30,
	2005	2004	2005	2004
Sales to unaffiliated customers:
Merchant steel and specialty steel sections	$98,236,704	$88,613,865	$190,158,307	$152,702,547
Fabricated bar joists	28,232,949	20,920,793	58,037,248	36,794,361
Billets	11,398,801	6,478,213	20,982,882	11,689,648

Total consolidated sales	$137,868,454	$116,012,871	$269,178,437	$201,186,556

Note 6.	Supplemental cash flow information:

	(Unaudited)
	Six Months Ended April 30,
	2005	2004
Cash paid during the period for:
Interest	$1,799,100	$1,832,200

Income taxes (net of cash received)	$18,573,686	$1,600,216

Note 7.	Historically, the Company utilized interest rate swaps to manage its exposure to movements in interest rates paid on corporate debt and that qualified as cash flow hedges. On June 25, 1999, the Company entered into a reverse swap, converting $40,000,000 of existing term debt to a variable interest rate from a fixed rate. A fee of $1,300,000 was received and being recorded in income ratable over the 6 1/2 years which remained to maturity of the term loan.

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

During fiscal year 2004, the Company entered into multiple, one-year or less, derivative commodity instruments, to minimize the exposure of price risk related to certain natural gas purchases used in the manufacturing process at its West Virginia facility. The contracts used to mitigate the price risk related to natural gas purchases were designated as effective cash flow hedges for a portion of the natural gas usage over the periods in the agreements. Unrealized gains and losses associated with marking the contracts to market were recorded as a component of other comprehensive income (loss) and included in the stockholders’ equity section of the balance sheet as part of accumulated comprehensive income. These gains and losses were recognized in earnings in the month in which the related natural gas was used, or in the month a hedge was determined to be ineffective. There were no ineffective hedges as of April 30, 2004, but all of these cash flow hedges became ineffective during the quarter ended April 30, 2005 with the maturity, and termination, of both the gas and associated commodity derivative contracts.

Note 8.	The Company has adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. Based on the Company’s current reporting structure, it has determined that it operates as three reporting units and, therefore, has assigned goodwill at the operating division level. Fair value is measured using a valuation based on market multiples, comparable transactions and discounted cash flow methodologies. The goodwill impairment test is performed annually as of May 31 or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount

At fiscal year-end October 31, 2001, the Company had goodwill of $13,868,647, net of accumulated amortization of $2,328,313. The Company early adopted SFAS No. 142 on November 1, 2001 and, subsequently, discontinued goodwill amortization. Based on the Company’s current reporting structure, it has determined that it operates as three reporting units and, therefore, has assigned goodwill at the operating division level. The Company completed the first step of the transitional goodwill impairment test, which indicated that the Company’s goodwill was not impaired as of October 31, 2001. The Company performed annual goodwill impairment testing on May 31 of 2002, 2003 and 2004, which indicated that the Company’s goodwill was not impaired. At least quarterly, the Company will analyze whether an event has occurred that more likely than not will reduce the reporting unit’s fair value below its carrying amount and, if necessary, a goodwill impairment test will be performed between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as operating expenses.

Note 9.	SFAS No. 143, “Accounting for Asset Retirement Obligations” requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 on November 1, 2002. Application of the statement encompasses an industrial landfill located on the site of the Company’s subsidiary, Shredded Products Corporation, which will operate for approximately thirty-four more years before closing.

At April 30, 2005 and October 31, 2004, the asset retirement obligation totaled $516,936 and $498,903, respectively, and is included in other non-current liabilities. Accretion expense was $18,033 and $16,817 for the six months, and $9,017 and $8,408 for the three months ended April 30, 2005 and 2004, respectively.

Note 10.	SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, requires disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit postretirement plans. The Company adopted the disclosure requirements of this statement at October 31, 2004. The following table sets forth components of net periodic postretirement benefit cost for the three-month and six-month periods ended April 30, 2005 and 2004:

Components of net periodic postretirement benefit cost (other benefits):

	(Unaudited)		(Unaudited)
	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Service cost	—	—	—	—
Interest cost	$22,104	$26,053	$44,208	$52,106
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(32,074)	(32,074)	(64,148)	(64,148)
Amortization of net loss	(2,920)	(5,873)	(5,840)	(11,746)

Net periodic benefit cost	$(12,890)	$(11,894)	$(25,780)	$(23,788)

Employer Contributions:

Total cash benefit payments (net of retiree contributions) for the six-month periods ended April 30, 2005 and 2004 were $74,942 and $52,636, respectively, and for the three-month periods ended April 30, 2005 and 2004 were $37,471 and $26,318, respectively.

Note 11.	In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its financial position, results of operations and liquidity.

Note 12.	In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement included in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s results of operations or financial condition.

Note 13.	In March 2005, FIN 47, “Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS No. 143”, was issued. This interpretation clarifies that the term “conditional asset retirement obligation”, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company is still evaluating the impact that adoption of this Interpretation will have on the Company’s results of operations or financial condition.

Note 14.	At April 30, 2005, the Company was committed for $4,106,011 for purchases of equipment and production facilities.

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

OVERVIEW

During our 2004 fiscal year and for the six months ended April 30, 2005, the Company reported net earnings of $30,446,248 and $15,768,055, respectively. The steel industry as a whole has experienced a very robust period in terms of earnings. The Company was able to increase its profit margins in a period of rapidly rising costs and pricing environment, as discussed more fully below.

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

ECONOMIC FACTORS AND STEEL INDUSTRY TRENDS AFFECTING OPERATING RESULTS

The Company’s sales are predominantly affected by the volume of products shipped to customers, the corresponding mix of products shipped and the associated sales prices of each product. These factors can be significantly impacted by general economic conditions, industry trends and competitive pressures. The Company has limited pricing power and in general prices will rise or fall based on market forces. The cost of the Company’s main raw material, scrap steel, is also based on market forces.

All direct and indirect manufacturing costs are included in cost of sales. The principle elements of cost of sales are raw materials, labor and benefits (including profit sharing), and energy. The primary components of raw materials include scrap and other additives, the costs of which are demand driven, and can be affected by available supply and inflationary pressures. The steel industry initiated a number of scrap surcharges and base-price increases during the past year due to the increased cost of scrap steel. Labor and benefit costs are influenced mainly by production and shipment levels. Profit sharing expenses are related to the Company’s various plans’ contributions which represent a percentage of earnings or IRS limitations. Energy costs are associated with the Company’s utilization of both electricity and natural gas as its power sources, with electric arc furnaces using electricity and with reheat furnaces using natural gas. The arc furnaces are used in the actual melting of scrap steel (to produce billets), while the reheat furnaces are used to reheat the billets which are then rolled into a finished product. The availability of this power supply and the peak demands by the Company determine energy pricing.

INCOME STATEMENT CLASSIFICATIONS

Sales

The Company’s sales are a factor of net tons shipped, product mix and related pricing. Sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales.

Cost of Sales

The Company’s cost of sales represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs are steel scrap, alloys, electrodes, labor and benefits (including profit sharing), energy, depreciation, and freight.

Other Operating Expenses (Income)

The Company’s other operating expenses are composed of four main areas. Administrative expenses consist of costs associated with our sales, finance and accounting, and administrative departments. These costs include labor and benefits, professional services, certain insurance expenses and various property taxes. Interest expense consists of interest and financing cost amortization associated with our credit facilities. Profit sharing expenses are related to the Company’s various plans’ contributions which represent a percentage of earnings or IRS limitations. Other income includes interest income and the 2004 antitrust litigation settlement, which is due to partial settlements received in conjunction with a class action suit for antitrust violations against the Company’s graphite electrode suppliers.

The following table sets forth amounts from the consolidated statements of earnings along with the dollar and percentage change for the six-month period ended April 30, 2005 compared with April 30, 2004:

	(Unaudited) Six Months Ended April 30,
	2005	2004	$ Inc (Dec)	% Inc (Dec)
Sales	$269,178,437	$201,186,556	$67,991,881	33.8%

Costs:
Cost of sales	218,130,475	173,546,548	44,583,927	25.7%
Profit sharing	4,951,105	3,033,092	1,918,013	63.2%

Total costs	223,081,580	176,579,640	46,501,940	26.3%

Gross earnings	46,096,857	24,606,916	21,489,941	87.3%

Other operating expenses (income):
Administrative expenses	16,026,590	13,709,669	2,316,921	16.9%
Interest expense	1,793,270	1,932,608	(139,338)	-7.2%
Profit sharing	1,185,545	711,467	474,078	66.6%
Interest income	(47,244)	(132,710)	85,466	64.4%
Antitrust settlement income	—	(3,061,820)	3,061,820	100.0%

Total other operating expenses	18,958,161	13,159,214	5,798,947	44.1%

Earnings from continuing operations before income taxes	27,138,696	11,447,702	15,690,994	137.1%
Income tax expense	10,693,000	4,573,232	6,119,768	133.8%

Earnings from continuing operations	16,445,696	6,874,470	9,571,226	139.2%

Discontinuted operations:
Loss from operations before income taxes	(1,118,263)	(197,896)	(920,367)	-465.1%
Income tax benefit	(440,622)	(79,158)	(361,464)	-456.6%

Loss on discontinued operations	(677,641)	(118,738)	(558,903)	-470.7%

Net earnings	$15,768,055	$6,755,732	$9,012,323	133.4%

The following table sets forth amounts from the consolidated statements of earnings along with the dollar and percentage change for the three-month period ended April 30, 2005 compared with April 30, 2004:

	(Unaudited) Three Months Ended April 30,
	2005	2004	$ Inc (Dec)	% Inc (Dec)
Sales	$137,868,454	$116,012,871	$21,855,583	18.8%

Costs:
Cost of sales	115,416,009	97,045,170	18,370,839	18.9%
Profit sharing	2,093,723	2,223,586	(129,863)	-5.8%

Total costs	117,509,732	99,268,756	18,240,976	18.4%

Gross earnings	20,358,722	16,744,115	3,614,607	21.6%

Other operating expenses (income):
Administrative expenses	8,182,154	6,743,876	1,438,278	21.3%
Interest expense	942,067	809,670	132,397	16.4%
Profit sharing	491,120	521,582	(30,462)	-5.8%
Interest income	(25,262)	(57,454)	32,192	56.0%

Total other operating expenses	9,590,079	8,017,674	1,572,405	19.6%

Earnings from continuing operations before income taxes	10,768,643	8,726,441	2,042,202	23.4%
Income tax expense	4,186,462	3,488,615	697,847	20.0%

Earnings from continuing operations	6,582,181	5,237,826	1,344,355	25.7%

Discontinuted operations:
Loss from operations before income taxes	—	(26,283)	26,283	100.0%
Income tax benefit	—	(10,513)	10,513	100.0%

Loss on discontinued operations	—	(15,770)	15,770	100.0%

Net earnings	$6,582,181	$5,222,056	$1,360,125	26.0%

RESULTS OF OPERATIONS

Sales

Sales for the six months increased by 33.8%, mainly, as a result of improvements in product mix and higher average selling prices per ton for merchant bar products of 29.6%, specialty steel sections of 30.9%, fabricated products of 47.2% and billets of 33.9%. Sales for the three months increased by 18.8%, primarily, due to better product mix and higher average selling prices per ton for merchant bar products of 17.5%, specialty steel sections of 22.2%, fabricated products of 49.1% and billets of 20.7%. Increased tons shipped for billets also contributed to the sales improvement for both periods. For the six month periods, tons shipped of bar and specialty products dropped, while fabricated product shipment levels were flat. For the three month periods, bar, specialty and fabricated product shipment tons decreased, negatively impacting sales. Improved product mix and favorable competitive conditions within several market segments, brought higher average selling prices for specialty steel sections during both periods. A softening in demand within a single market segment offset improvements in other segments, causing reduced shipment levels of specialty steel products of 1.5% and 9.3% for the six month and three month periods, respectively. Fabricated product selling prices increased for both periods, influenced mainly by higher raw material costs. Fabricated product shipment levels dropped by 23.5% during the quarter, while remaining flat for the six months, primarily due to reduced activity and increased competitive conditions within the nonresidential construction segment. The six month improvement in merchant bar product selling prices was due mainly to a 22.4% rise in the cost of scrap steel, our main raw material, which prompted several industry-wide price increases. A 3.4% drop in the three month cost of scrap steel caused bar prices to trend lower, even though mill prices remained higher in the 2005 quarter. More cautious buying patterns and excess inventory levels at steel service centers caused temporary reductions of 5.1% and 4.4% in tons shipped of bar products during the six months and three months, respectively, although market conditions continued to be strong. Billet selling prices increased, as sharp rises in scrap prices triggered changes in billet prices. Improved demand and lower excess billet availability in the market resulted in the 34.1% and 45.8% increased billet shipments for the six month and three month periods, respectively.

Cost of Sales and Gross Margins

Cost of sales increased by 26.3% during the first six months, mainly, as a result of the increased billet tons shipped, together with the higher costs of scrap steel and other raw materials and a 63.2% increase in profit sharing costs (see the discussion on profit sharing plans below), even though bar and specialty product shipments declined. Cost of sales increased by 18.4% for the quarter, primarily, due to increased billet shipments, together with higher raw material costs, in spite of lower scrap steel cost, a 5.8% decline in profit sharing costs, and reduced shipment levels for each product class mentioned above. Repairs and maintenance expense increased from $11,751,667 to $15,334,924 for the first six months of 2004 and 2005, respectively, and from $6,298,766 to $7,739,179 for the second quarter of 2004 and 2005, respectively, due to required equipment repair needs. The Company has no significant deferred maintenance and believes its facilities are operating within reasonable productive capacities. Gross earnings as a percentage of sales increased from 12.2% to 17.1% for the six months compared, primarily, as a result of the higher selling prices for all product classes, coupled with the effects of increased raw steel production levels on fixed costs, which more than offset higher scrap costs, together with lower margins for billets. Gross profit as a percentage of sales increased from 14.4% to 14.8% for the three months compared, mainly, due to the higher selling prices for all product classes and lower scrap steel cost barely offsetting lower margins for billets and the effects of reduced mill production levels on fixed costs.

Administrative Expenses

Administrative expenses increased 16.9% for the six month period and 21.3% for the three month period, mainly, due to increased executive and other management compensation of $2,792,283 and $1,589,864, and higher expenses for directors’ retirement costs of $870,803 and $0, directors’ fees of $81,000 and $10,000 and charitable contributions of $141,637 and $49,361, which more than offset declines in professional fees of $479,842 and $161,285 (most in relation to the timing of work associated with the Sarbanes-Oxley Act), insurance expense of $623,212 and $616,588 and bad debt expense of $662,378 and $311,104 for the six month and three month periods, respectively. The above mentioned retirement costs related to a directors’ retirement plan which was amended and restated near the beginning of the second quarter of 2005. Administrative expenses, as a percentage of sales, dropped from 6.8% to 6.0% for the six month period, as a result of the improvement in sales, but climbed from 5.8% to 5.9% for the three month period, as expenses outpaced the improved sales.

Interest Expense

Interest expense decreased 7.2% for the six months, primarily, due to reduced average borrowings and lower average interest rates. Interest expense increased 16.4% for the three months, mainly, as a result of slightly higher average interest rates offsetting lower average borrowings. In October 2004, the Company entered into a new five-year loan agreement with its banking syndicate. The new facility provides for a long-term revolving loan of up to $55,000,000 and a term loan of $30,000,000.

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

Profit Sharing Expense

Contributions to various profit sharing plans are determined as a proportion of earnings before income taxes and should normally increase or decrease with earnings. During the 2005 first half, each of the sponsoring companies accrued benefits under their respective plans as a result of current earnings, producing an increase of 66.6% from the 2004 levels as a result of improved profitability. Profit sharing expense decreased 5.8% for the quarter compared, mainly, due to one plan accruing benefits at lower rates in 2005.

Interest Income

Interest income decreased during both periods as a result of both reduced interest rates and the level of investments.

Antitrust Litigation Settlement

Other income in the 2004 first quarter includes $3,061,820 received as a result of partial settlements received in conjunction with a class action suit for antitrust litigation against the Company’s graphite electrode suppliers.

Discontinued Operations

The January 27, 2005 sale and liquidation of RESCO Steel Products Corporation, a wholly-owned rebar subsidiary, resulted in the discontinued operations for the comparable periods. The six month periods ended April 30, 2005 and 2004 reflect a loss, before tax benefit, from discontinued operations of $327,578 and $197,896, respectively. The three month periods ended April 30, 2005 and 2004 reflect a loss from discontinued operations of $0 and $26,283, respectively. The 2005 six month period also includes a loss of $790,685, representing the loss on the disposition of the subsidiary.

Income Taxes

The effective income tax rate was relatively constant for both periods compared.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working capital as of April 30, 2005 was $141,076,501, an increase of $25,575,747 from October 31, 2004, as working capital provided from operations exceeded capital expenditures, dividends and changes to long-term debt. At April 30, 2005, the current ratio was 3.3 to 1 and the quick ratio was 1.3 to 1.

Net cash used in operations was ($1,785,763) for the six month period ended April 30, 2005 as compared to ($226,462) for the six month period ended April 30, 2004. Net cash flows related to operating assets and liabilities decreased $11,728,214, which was primarily attributable to decreases in accounts payables, profit sharing contributions, and income taxes more than offsetting decreases in accounts receivable and inventories. Net earnings improved $9,012,323. Earnings for the six month period ended April 30, 2004 included a $3,061,820 payment received from graphite electrode plaintiffs in conjunction with a class action suit for antitrust violations. No amounts were received in 2005 related to this matter. The Company incurred a loss of $790,685 on the sale of a subsidiary, reflected in the 2005 year.

Net cash provided by (used in) investing activities was $973,434 for the six month period ended April 30, 2005 as compared to ($1,035,922) for the six month period ended April 30, 2004. Expenditures for property, plant and equipment amounted to $3,357,007 and $1,710,831 for the six month periods ended April 30, 2005 and 2004, respectively. For the six month periods ended April 30, 2005 and 2004, net cash provided by (used in) investing activities included net proceeds of $4,206,829 and $645,549, respectively, from the sale of a subsidiary and other investments, respectively.

Net cash provided by (used in) financing activities was $1,588,264 for the six month period ended April 30, 2005 as compared to ($1,339,850) for the six month period ended April 30, 2004. Cash dividends of $2,452,079 were paid in 2005 as compared to $1,641,422 paid in 2004, as the Company increased its dividend rate. For the six month periods ended April 30, 2005 and 2004, net cash used in financing activities included payments of long-term debt of $22,708,868 and $22,687, respectively, with borrowings of $29,000,000 providing cash in 2005. Most of the 2005 debt activity related to the Company’s revolving credit facility. With this new credit facility, the loans are secured by a pledge of the outstanding stock in each of the Company’s direct and indirect subsidiaries and by a lien on the tangible and intangible property of the Company and each of its subsidiaries. The Company may prepay the loans at any time at its option, and is required to make mandatory prepayments based on certain circumstances. The loans are subject to various representations and warranties and affirmative and negative covenants, including the obligation to maintain a leverage ratio of less than or equal to 3:1, to maintain fixed charge coverage ratio greater than or equal to 1.10:1, and to limit capital expenditures on a consolidated basis to no more than $75,000,000 over the term of the credit facility. The revolving loan requires quarterly payments of interest until the fifth anniversary date of the credit facility at which time the outstanding principle balance must be paid in full.

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

The Company was in compliance with the covenants of its loan agreement as of April 30, 2005.

At April 30, 2005, there were commitments for the purchase of property, plant and equipment of $4,106,011. These commitments, together with current debt maturities, will affect future working capital and liquidity, and will be financed from available cash reserves, internally generated funds and the revolving credit facility.

During the period, the ratio of debt to equity dropped to 0.9 to 1, while the percentage of long-term debt to total capitalization rose to 27.7%, as long-term debt and capital lease obligation increased to $65,222,308. Stockholders’ equity increased to $170,514,591, mainly as a result of net earnings of $15,768,055 exceeding dividends of $2,452,079.

Management is of the opinion that adoption of the Clean Air Act Amendments or any other environmental concerns will not have a materially adverse effect on the Company’s operations, capital resources or liquidity. Applicable additional future capital expenditures are presently estimated to be less than $10,000,000 and will be completed and funded, as the Company’s financial resources permit.

The following table sets forth the Company’s contractual obligations, excluding interest charges, at April 30, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Long-Term Debt	$71,043,144	$6,000,000	$12,000,000	$53,043,144	—
Capital Lease Obligations	199,276	20,112	43,496	48,252	$87,416
Operating Leases	6,847,405	1,724,618	3,048,369	2,074,418	—
Purchase Obligations	4,106,011	4,106,011	—	—	—
Other Long-Term Liabilities	4,165,550	411,000	779,000	791,000	2,184,550

Total	$86,361,386	$12,261,741	$15,870,865	$55,956,814	$2,271,966

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with U. S. generally accepted accounting principles. Estimates and assumptions are made, during the preparation of these financial statements that affect the amounts reported. Periodically, the Company evaluates its estimates, including those related to contracts, warranties (if any), taxes, insurance and environment. Under different assumptions and conditions, actual costs may vary from these estimates.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its financial position, results of operations and liquidity.

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

In March 2005, FIN 47, “Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS No. 143”, was issued. This interpretation clarifies that the term “conditional asset retirement obligation”, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company does not believe adoption of this Interpretation will have a material impact on the Company’s results of operations or financial condition.

On November 1, 2004, the Company early adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost of such share-based payments is to be recognized over the requisite service period based on fair values measured on the grant date of the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after October 31, 2004. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of October 31, 2004 is recognized as the requisite service is rendered. The adoption of SFAS No. 123R had no effect on the Company’s financial statements for the first quarter of 2005 since the requisite service had been rendered for all awards outstanding as of October 31, 2004. During the 2005 second quarter, the Company began to recognize compensation cost, reflected in the 2005 statements of earnings, related to its stock plans in accordance with the provisions of SFAS No. 123R.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company had no outstanding derivative financial instruments, other financial instruments or derivative commodity instruments at April 30, 2005, although the Company does engage in transactions involving derivative instruments from time to time as appropriate. During the quarter ended April 30, 2005, the short-term derivative commodity instruments that the Company had in place to minimize the Company’s exposure to natural gas purchases used in the manufacturing process at the Huntington, West Virginia facility expired. A further discussion of the Company’s use of derivative instruments is described in Note 7 to the Notes to Condensed Consolidated Financial Statements included in this filing.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management and is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits.

The exhibits, listed on the accompanying Exhibit Index, following the signature page are filed as part of, and incorporated by reference into, this report.

b. Reports on Form 8-K.

Form 8-K dated January 27, 2005 and filed February 2, 2005, furnishing under Items 2.05, 8.01 and 9.01 an announcement of the January 27, 2005 sale of substantially all of the assets of a wholly-owned subsidiary, the associated exit or disposal costs and the related asset purchase and sale agreement.

Form 8-K dated January 28, 2005 and filed February 3, 2005, furnishing under Items 1.01 and 9.01 the introduction and description of an entry into a material definitive agreement, providing for a new corporate stock incentive plan, an annual management incentive plan, and also amending and restating the directors’ retirement plan.

Form 8-K dated and filed February 18, 2005, furnishing under Items 1.01, 1.02 and 9.01 the introduction and description of an entry into a material definitive agreement, providing for executive employment continuity agreements with the six executive officers of the Company, which supercede and replace prior agreements.

Form 8-K dated March 7, 2005 and filed March 8, 2004, furnishing under Items 2.02 and 9.01 a news release announcing financial results for the quarter ended January 31, 2005.

Items 1, 2, 3, 4 and 5 are omitted because the information required by these items is not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2005	ROANOKE ELECTRIC STEEL CORPORATION

	By:	/s/ Donald G. Smith
Donald G. Smith, Chairman, Treasurer and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark G. Meikle
Mark G. Meikle, Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (file number 0-2389))

3.2	Bylaws, as amended, of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (file number 0-2389))

4.1	Form of certificate representing common stock of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-25299, on Form S-8, filed with the Commission on April 16, 1997)

4.2	Credit Agreement dated October 4, 2004 among Roanoke Electric Steel Corporation, the lender parties thereto, and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (file number 0-2389))

10.1	Roanoke Electric Steel Corporation Employees’ Stock Option Plan (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K for the fiscal year ended October 31, 1998 (file number 0-2389))

10.2	Amendment No. 4 to the Roanoke Electric Steel Corporation Employees’ Stock Option Plan (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (file number 0-2389))

10.3	Roanoke Electric Steel Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 3, 2005 (file number 0-2389))

10.4	Form of Performance Grant Agreement for one, two, and three-year performance grants under the Roanoke Electric Steel Corporation 2005 Stock Incentive Plan and dated January 28, 2005 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 (file number 0-2389))

10.5	Form of Restricted Stock Agreement for outside directors under the Roanoke Electric Steel Corporation 2005 Stock Incentive Plan dated January 28, 2005 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 (file number 0-2389))

10.6	Roanoke Electric Steel Corporation Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (file number 0-2389))

10.7	Roanoke Electric Steel Corporation Amended and Restated Directors’ Retirement Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 3, 2005 (file number 0-2389))

10.8	Form of Executive Officer Incentive Arrangement (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (file number 0-2389))

10.9	Roanoke Electric Steel Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 3, 2005 (file number 0-2389))

10.10	Executive Employment Continuity Agreement dated February 18, 2005 with Donald G. Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.11	Executive Employment Continuity Agreement dated February 18, 2005 with T. Joe Crawford (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.12	Executive Employment Continuity Agreement dated February 18, 2005 with Timothy R. Duke (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.13	Executive Employment Continuity Agreement dated February 18, 2005 with Donald R. Higgins (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.14	Executive Employment Continuity Agreement dated February 18, 2005 with Mark G. Meikle (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.15	Executive Employment Continuity Agreement dated February 18, 2005 with William M. Watson, Jr. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.16	Collective Bargaining Agreement dated June 10, 2002 by and between SWVA, Inc. and the United Steelworkers of America, AFL-CIO (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (file number 0-2389))

31.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)