Form 10-Q
period 2005-07-31
ROANOKE ELECTRIC STEEL CORP
filed 2005-09-08
CIK 84278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2005, 11,145,813 shares of Roanoke Electric Steel Corporation common stock were issued and outstanding.

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Roanoke Electric Steel Corporation

Condensed Consolidated Balance Sheets

	(Unaudited) July 31, 2005	October 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,019,261	$869,000
Accounts receivable, net of allowances of $5,179,428 in 2005 and $5,338,719 in 2004	70,974,508	75,558,674
Inventories	96,801,164	102,099,659
Prepaid and other expenses	1,901,557	1,898,841
Deferred income taxes	9,040,762	8,011,122

Total current assets	187,737,252	188,437,296

PROPERTY, PLANT AND EQUIPMENT
Land	7,589,353	7,734,589
Buildings	44,569,179	44,811,189
Manufacturing machinery and equipment	137,816,469	136,230,189
Trucks and forklifts	7,564,267	7,673,533
Fabricating plant equipment	21,042,697	20,238,613
Land improvements	8,926,208	8,800,131
Office equipment	2,727,918	2,648,100
Assets under construction	2,725,319	2,205,425

Total	232,961,410	230,341,769
Less—accumulated depreciation	126,778,492	117,318,369

Property, plant and equipment, net	106,182,918	113,023,400

GOODWILL	13,868,647	13,868,647

OTHER ASSETS	3,592,272	3,641,690

TOTAL ASSETS	$311,381,089	$318,971,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligation	$6,020,375	$6,019,598
Bank overdraft	—	4,777,540
Accounts payable	27,653,212	31,286,346
Dividends payable	1,226,039	1,211,740
Employees’ taxes withheld	297,889	248,408
Accrued profit sharing contribution	7,342,821	7,281,552
Accrued wages and expenses	14,325,258	11,964,585
Accrued income taxes	3,627,423	10,146,773

Total current liabilities	60,493,017	72,936,542

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION
Notes and capital lease obligation	49,737,489	64,960,960
Less—current portion	6,020,375	6,019,598

Total long-term debt and capital lease obligation	43,717,114	58,941,362

DEFERRED INCOME TAXES	26,198,620	28,152,620

OTHER LIABILITIES	4,071,860	3,545,148

STOCKHOLDERS’ EQUITY
Common stock—no par value—authorized 20,000,000 shares, issued 12,418,927 shares in 2005 and 12,288,927 in 2004	6,930,935	5,333,829
Additional paid-in capital	1,644,501	885,427
Retained earnings	169,132,926	149,731,709
Accumulated other comprehensive income	9,984	262,264

Total	177,718,346	156,213,229
Less—treasury stock, 1,273,114 shares — at cost	817,868	817,868

Total stockholders’ equity	176,900,478	155,395,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$311,381,089	$318,971,033

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Roanoke Electric Steel Corporation

Condensed Consolidated Statements of Earnings

	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,
	2005	2004	2005	2004
SALES	$136,398,926	$125,262,181	$405,577,363	$326,448,737

COSTS
Cost of sales	115,033,325	99,822,282	333,163,800	273,368,830
Profit sharing	2,245,714	3,319,828	7,196,819	6,352,920

Total	117,279,039	103,142,110	340,360,619	279,721,750

GROSS EARNINGS	19,119,887	22,120,071	65,216,744	46,726,987

OTHER OPERATING EXPENSES (INCOME)
Administrative	6,652,325	7,725,940	22,278,915	21,435,609
Interest expense	895,802	815,257	2,689,072	2,747,865
Profit sharing	482,182	778,724	1,667,727	1,490,191
Interest income	(40,538)	(44,163)	(87,782)	(176,873)
Antitrust litigation settlement	—	—	—	(3,061,820)

Total	7,989,771	9,275,758	26,547,932	22,434,972

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,130,116	12,844,313	38,668,812	24,292,015

INCOME TAX EXPENSE	3,818,836	5,135,762	14,663,516	9,708,994

EARNINGS FROM CONTINUING OPERATIONS	7,311,280	7,708,551	24,005,296	14,583,021

DISCONTINUED OPERATIONS (NOTE 1):
EARNINGS (LOSS) FROM OPERATIONS OF DISCONTINUED OPERATIONS (INCLUDING LOSS ON SALE)	—	81,657	(1,518,263)	(116,239)
INCOME TAX EXPENSE (BENEFIT)	—	32,663	(592,302)	(46,495)

EARNINGS (LOSS) ON DISCONTINUED OPERATIONS	—	48,994	(925,961)	(69,744)

NET EARNINGS	$7,311,280	$7,757,545	$23,079,335	$14,513,277

Earnings (loss) per share of common stock:
Earnings from continuing operations:
Basic	$0.66	$0.70	$2.16	$1.33
Diluted	$0.65	$0.70	$2.14	$1.32

Earnings (loss) on discontinued operations:
Basic	—	0.00	(0.08)	(0.01)
Diluted	—	0.00	(0.08)	(0.01)

Net earnings per share of common stock:
Basic	$0.66	$0.71	$2.08	$1.33
Diluted	$0.65	$0.70	$2.05	$1.32

Cash dividends per share of common stock	$0.11	$0.10	$0.33	$0.25

Weighted average number of common shares outstanding :
Basic	11,145,813	10,958,009	11,109,218	10,943,266

Diluted	11,253,028	11,045,557	11,238,401	11,014,517

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Roanoke Electric Steel Corporation

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Nine Months Ended July 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$23,079,335	$14,513,277
Adjustments to reconcile net earnings to net cash provided by operating activities:
Directors’ retirement plan liability	870,803	—
Deferred compensation liability	(68,969)	24,647
Postretirement liabilities	(302,171)	(114,637)
Landfill closure obligation	27,049	25,226
Depreciation and amortization	10,767,116	11,540,685
Stock-based compensation expense	759,074	—
Loss on sale of property, plant and equipment	79,026	3,868
Loss on sale of investments	—	48,525
Deferred income taxes	(2,843,194)	(1,438,000)
Loss on sale of subsidiary	790,685	—
Changes in assets and liabilities which provided (used) cash, exclusive of changes shown separately	(2,420,046)	(24,454,429)

Net cash provided by operating activities	30,738,708	149,162

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(4,854,164)	(2,675,051)
Proceeds from sale of property, plant and equipment	126,612	29,360
Sale of investments	—	3,686,141
Proceeds from sale of subsidiary	4,206,829	—

Net cash provided by (used in) investing activities	(520,723)	1,040,450

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(3,678,118)	(2,739,103)
Increase in dividends payable	14,299	551,040
Payment of long-term debt	(44,208,868)	(3,788,295)
Proceeds from long-term debt	29,000,000	—
Proceeds from exercise of common stock options	1,597,106	454,860
Repayment of bank overdraft	(4,777,540)	—
Interest rate swap termination fee	—	(548,817)
Payment of capital lease principal	(14,603)	(13,864)

Net cash used in financing activities	(22,067,724)	(6,084,179)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,150,261	(4,894,567)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	869,000	13,422,044

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,019,261	$8,527,477

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$2,238,588	$(20,090,994)
(Increase) decrease in refundable income taxes	—	608,244
(Increase) decrease in inventories	3,484,141	(26,079,197)
(Increase) decrease in prepaid and other expenses	(373,905)	36,442
(Increase) decrease in other assets	(107,809)	271,370
Increase (decrease) in accounts payable	(3,613,134)	7,849,412
Increase (decrease) in employees’ taxes withheld	49,481	47,266
Increase (decrease) in accrued profit sharing contribution	61,269	6,342,762
Increase (decrease) in accrued wages and expenses	2,360,673	2,304,796
Increase (decrease) in accrued income taxes	(6,519,350)	4,255,470

Total	$(2,420,046)	$(24,454,429)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Condensed Consolidated Financial Statements

July 31, 2005

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

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position as of July 31, 2005 and the results of operations for the three months and nine months ended July 31, 2005 and 2004 and cash flows for the nine months ended July 31, 2005 and 2004. Refer to the Company’s annual report on Form 10-K for a description of major accounting policies.

Revenue is primarily recognized when title transfers upon shipment. Additionally, revenue is recognized on certain fabricated products sold pursuant to construction contracts utilizing the percentage-of-completion method. Percentage of completion is measured principally based on steel consumed on finished product as a percentage of the estimated steel required for each contract. The Company recognizes profit based on estimates as to the project status and the costs remaining to complete a particular project. Costs and estimated earnings on uncompleted contracts were $6,818,649 as of July 31, 2005 and $3,367,434 as of October 31, 2004, and are included in accounts receivable. Such fabricated products accounted for approximately 17% and 15% of the Company’s consolidated sales for the nine-month periods ended July 31, 2005 and 2004, respectively, and approximately 15% and 16% of the Company’s consolidated sales for the three-month periods ended July 31, 2005 and 2004, respectively.

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

The 2005 Stock Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance grants, and deferred shares and is administered by the Compensation Committee of the Company’s Board of Directors. The 2005 Stock Plan does not amend the Employees’ Stock Option Plan or the Non-Employee Director Stock Option Plan. There are 0 and 1,000 shares available for future issuance under these existing plans. As of July 31, 2005, options covering 217,500 and 22,000 shares of the Company’s common stock were outstanding under the Employee’s Stock Option Plan and Non-Employee Director Stock Option Plan, respectively.

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
Accounting for Stock-Based Compensation

Prior to November 1, 2004, the Company accounted for share-based payments under the intrinsic value method recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. In accordance with APB No. 25, compensation cost was recognized over the applicable service period for the difference between the exercise price of the award and the fair value of the stock price on the grant date. During 2004, options were granted for 112,500 shares. There was full recognition of the related compensation cost of $137,250 and $68,625 during the nine months and three months ended July 31, 2004, respectively.

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

Under SFAS No. 123R, the fair value of each performance grant and each share of restricted stock issued on January 28, 2005, is equal to the market price of the Company’s common stock on that date. Unamortized compensation cost of $1,896,790 related to 96,040 performance shares will be recognized over the requisite service period of one to three years and may be adjusted based on management’s future estimates of the amount of performance shares that will vest based on the Company’s performance relative to its peers. Compensation expense of $290,662 and $581,324 is reflected in the consolidated statements of earnings for the three months and nine months ended July 31, 2005, respectively. The total fair value of 9,000 restricted shares awarded to directors of $177,750 was recognized during the 2005 second quarter.

Discontinued Operations

On January 27, 2005, RESCO Steel Products Corporation (“RESCO”), a wholly-owned subsidiary of the Company, sold its reinforcing bar fabrication assets, which represented substantially all of its assets, to Rockingham Steel, Inc. (“Rockingham Steel”), a reinforcing bar fabricator located in Harrisonburg, Virginia. The agreed upon price for the assets sold by RESCO was $4.2 million. In connection with the close of operations of RESCO, the Company incurred one-time charges of $550,000 associated with the sale, representing (1) $330,000 for costs associated with termination of employees, including severance, accrued vacation, insurance and other miscellaneous benefits and (2) $220,000 for transaction costs, including legal, investment banking, accounting and other professional fees, and other miscellaneous costs of the transaction. Such costs are included in the loss from discontinued operations in the accompanying statement of earnings for the nine months ended July 31, 2005. The results of RESCO are presented as discontinued operations in the accompanying consolidated statements of earnings and include a pre-tax loss on the sale and discontinued operations of RESCO of $1,340,685.

Revenues of $4,045,515 and pre-tax loss of $1,518,263 (which includes the $1,340,685 loss on sale) related to RESCO are included in discontinued operations for the nine months ended July 31, 2005. Revenues of $9,200,284 and $4,181,808 and pre-tax loss of $116,239 and earnings of $81,657 related to RESCO are included in discontinued operations for the nine months and three months ended July 31, 2004, respectively. The carrying amounts as of October 31, 2004 of the major classes of assets and liabilities disposed were as follows: accounts receivable of $2,589,211, inventories of $1,891,114, and net property, plant and equipment of $864,090.

Note 2.	Inventories of the Company are valued at the lower of cost or market. Cost is determined principally using either the first-in, first-out (“FIFO”) or cost averaging method of accounting and includes materials, costs of production and manufacturing overhead. The determination of market includes such factors as utility of goods, the ability to dispose of the goods in the ordinary course of business, physical obsolescence and changes in price levels.

Inventories include the following major classifications:

	(Unaudited) July 31, 2005	October 31, 2004
Scrap steel	$7,728,799	$13,839,442
Melt supplies	4,509,894	4,216,074
Billets	13,819,671	12,226,288
Mill supplies	5,932,790	4,840,071
Work-in-process	13,305,702	14,568,837
Finished steel	51,504,308	52,408,947

Total inventories	$96,801,164	$102,099,659

Note 3.	Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and performance grants. Basic earnings per share and diluted earnings per share calculated in accordance with SFAS No. 128, “Earnings per Share”, are presented in the consolidated statements of earnings. No options were antidilutive at July 31, 2005. Performance grants for 96,040 shares of common stock were outstanding at July 31, 2005, for the three month period then ended, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Options to purchase 206,500 and 121,500 shares of common stock were outstanding at July 31, 2004, for the nine month and three month periods then ended, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 4.	The components of comprehensive earnings, net of taxes, were as follows:

	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,
	2005	2004	2005	2004
Net earnings	$7,311,280	$7,757,545	$23,079,335	$14,513,277

Other comprehensive earnings (loss):
Unrealized gains (losses) on qualifying cash flow hedges:
Unrealized gains (losses) arising during period (net of tax)	9,984	(60,039)	(270,959)	(41,111)
Reclassification adjustments for gains realized in net earnings (net of tax)	—	47,310	60,290	98,225

Net unrealized gains (losses)	9,984	(12,729)	(210,669)	57,114

Unrealized losses on securities:
Unrealized holding losses arising during period (net of tax)	—	—	(41,611)	(116)
Reclassification adjustments for gains realized in net earnings (net of tax)	—	—	—	116

Net unrealized losses	—	—	(41,611)	—

Accretion of past hedging relationships	—	102,856	—	323,493

Other comprehensive earnings (loss)	9,984	90,127	(252,280)	380,607

Total comprehensive earnings	$7,321,264	$7,847,672	$22,827,055	$14,893,884

The components of accumulated other comprehensive income are as follows:

	(Unaudited) July 31, 2005	October 31, 2004
Unrealized gains on securities, net of taxes of $27,741	—	$41,611
Unrealized gains on qualifying cash flow hedges, net of taxes of $6,656 and $147,102	$9,984	220,653

Accumulated other comprehensive income	$9,984	$262,264

Note 5.	The Company’s business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and billets. Due to the January 27, 2005 sale of RESCO Steel Products Corporation, a wholly-owned reinforcing bar subsidiary, rebar sales have been excluded from the fabricated products class, as a result of discontinued operations.

Financial Information Relating to Classes of Products

	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,
	2005	2004	2005	2004
Sales to unaffiliated customers:
Merchant steel and specialty steel sections	$96,399,787	$92,569,737	$286,558,094	$245,272,284
Fabricated bar joists	27,472,220	26,949,171	85,509,468	63,743,532
Billets	12,526,919	5,743,273	33,509,801	17,432,921

Total consolidated sales	$136,398,926	$125,262,181	$405,577,363	$326,448,737

Note 6.	Supplemental cash flow information:

	(Unaudited) Nine Months Ended July 31,
	2005	2004
Cash paid during the period for:
Interest	$2,653,949	$2,752,900

Income taxes (net of cash received)	$23,433,758	$6,236,785

Note 7.	Historically, the Company utilized interest rate swaps to manage its exposure to movements in interest rates paid on corporate debt and that qualified as cash flow hedges. On June 25, 1999, the Company entered into a reverse swap, converting $40,000,000 of existing term debt to a variable interest rate from a fixed rate. A fee of $1,300,000 was received and being recorded in income ratable over the 6 1/2 years which remained to maturity of the term loan.

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

During fiscal year 2004, and in the third quarter 2005, the Company entered into derivative commodity instruments, of one-year or less, to minimize the exposure of price risk related to certain natural gas purchases used in the manufacturing process at its West Virginia facility. The contracts used to mitigate the price risk related to natural gas purchases were/are designated as effective cash flow hedges for a portion of the natural gas usage over the periods in the agreements. Unrealized gains and losses associated with marking the contracts to market were/are recorded as a component of other comprehensive income (loss) and included in the stockholders’ equity section of the balance sheet as part of accumulated comprehensive income. These gains and losses were/are recognized in earnings in the month in which the related natural gas was/is used, or in the month a hedge was/is determined to be ineffective. There were no ineffective hedges as of July 31, 2004, but all of the 2004 cash flow hedges became ineffective during the quarter ended April 30, 2005 with the maturity, and termination, of the related commodity derivative contracts. The 2005 cash flow hedges were fully effective as of July 31, 2005.

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

At fiscal year-end October 31, 2001, the Company had goodwill of $13,868,647, net of accumulated amortization of $2,328,313. The Company early adopted SFAS No. 142 on November 1, 2001 and, subsequently, discontinued goodwill amortization. The Company completed the first step of the transitional goodwill impairment test, which indicated that the Company’s goodwill was not impaired as of October 31, 2001. The Company performed annual goodwill impairment testing as of May 31 of 2002, 2003, 2004 and 2005, which indicated that the Company’s goodwill was not impaired. At least quarterly, the Company will analyze whether an event has occurred that more likely than not will reduce the reporting unit’s fair value below its carrying amount and, if necessary, a goodwill impairment test will be performed between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as operating expenses.

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

At July 31, 2005 and October 31, 2004, the asset retirement obligation totaled $525,952 and $498,903, respectively, and is included in other non-current liabilities. Accretion expense was $27,049 and $25,226 for the nine months, and $9,016 and $8,409 for the three months ended July 31, 2005 and 2004, respectively.

Note 10.	SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, requires disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit postretirement plans. The Company adopted the disclosure requirements of this statement at October 31, 2004. The following table sets forth components of net periodic postretirement benefit cost for the three-month and nine-month periods ended July 31, 2005 and 2004:

Components of net periodic postretirement benefit cost (other benefits):

	(Unaudited) Three months ended July 31,		(Unaudited) Nine months ended July 31,
	2005	2004	2005	2004
Service cost	—	—	—	—
Interest cost	$22,105	$26,053	$66,313	$78,159
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(32,074)	(32,074)	(96,222)	(96,222)
Amortization of net loss	(2,920)	(5,873)	(8,760)	(17,619)

Net periodic benefit cost	$(12,889)	$(11,894)	$(38,669)	$(35,682)

Employer Contributions:

Total cash benefit payments (net of retiree contributions) for the nine-month periods ended July 31, 2005 and 2004 were $112,413 and $78,954, respectively, and for the three-month periods ended July 31, 2005 and 2004 were $37,471 and $26,318, respectively.

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
conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its financial position, results of operations and liquidity.

Note 12.	In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement included in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s results of operations or financial condition.

Note 13.	In March 2005, FIN 47, “Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS No. 143”, was issued. This Interpretation clarifies that the term “conditional asset retirement obligation”, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company is still evaluating the impact that adoption of this Interpretation will have on the Company’s results of operations or financial condition.

Note 14.	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of SFAS No. 154 on its results of operations and financial condition.

Note 15.	At July 31, 2005, the Company was committed for $3,955,749 for purchases of equipment and production facilities.

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

Note 16.	In October 2004, the Company entered into a new five-year loan agreement with its banking syndicate. The new facility provides for a long-term revolving loan of up to $55,000,000 and a term loan of $30,000,000.

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

The Company was in compliance with the covenants of its loan agreement as of July 31, 2005.

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

OVERVIEW

During our 2004 fiscal year and for the nine months ended July 31, 2005, the Company reported net earnings of $30,446,248 and $23,079,335, respectively. The steel industry as a whole has experienced a very robust period in terms of earnings. The Company was able to increase its profit margins in a period of rapidly rising costs and pricing environment, as discussed more fully below.

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

All direct and indirect manufacturing costs relating to production are included in cost of sales. The principle elements of cost of sales are raw materials, labor and benefits (including profit sharing), and energy. The primary components of raw materials include scrap and other additives, the costs of which are demand driven, and can be affected by available supply and inflationary pressures. The steel industry initiated a number of scrap surcharges and base-price increases during the past year due to the increased cost of scrap steel. Labor and benefit costs are influenced mainly by production and shipment levels. Profit sharing expenses are related to the Company’s various plans’ contributions which represent a percentage of earnings or IRS limitations. Energy costs are associated with the Company’s utilization of both electricity and natural gas as its power sources, with electric arc furnaces using electricity and with reheat furnaces using natural gas. The arc furnaces are used in the actual melting of scrap steel (to produce billets), while the reheat furnaces are used to reheat the billets which are then rolled into a finished product. The availability of this power supply and the peak demands by the Company determine energy pricing.

INCOME STATEMENT CLASSIFICATIONS

Sales

The Company’s sales are a factor of net tons shipped, product mix and related pricing. Sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales.

Cost of Sales

The Company’s cost of sales represent all production related direct and indirect costs associated with the manufacture of our products. The principal elements of these costs are steel scrap, alloys, electrodes, labor and benefits (including profit sharing), energy, depreciation, and freight.

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

The following table sets forth amounts from the consolidated statements of earnings along with the dollar and percentage change for the nine-month period ended July 31, 2005 compared with July 31, 2004:

	(Unaudited) Nine Months Ended July 31,
	2005	2004	$ Inc (Dec)	% Inc (Dec)
Sales	$405,577,363	$326,448,737	$79,128,626	24.2%

Costs:
Cost of sales	333,163,800	273,368,830	59,794,970	21.9%
Profit sharing	7,196,819	6,352,920	843,899	13.3%

Total costs	340,360,619	279,721,750	60,638,869	21.7%

Gross earnings	65,216,744	46,726,987	18,489,757	39.6%

Other operating expenses (income):
Administrative expenses	22,278,915	21,435,609	843,306	3.9%
Interest expense	2,689,072	2,747,865	(58,793)	-2.1%
Profit sharing	1,667,727	1,490,191	177,536	11.9%
Interest income	(87,782)	(176,873)	89,091	50.4%
Antitrust settlement income	—	(3,061,820)	3,061,820	100.0%

Total other operating expenses	26,547,932	22,434,972	4,112,960	18.3%

Earnings from continuing operations before income taxes	38,668,812	24,292,015	14,376,797	59.2%
Income tax expense	14,663,516	9,708,994	4,954,522	51.0%

Earnings from continuing operations	24,005,296	14,583,021	9,422,275	64.6%

Discontinued operations:
Loss from operations before income taxes	(1,518,263)	(116,239)	(1,402,024)	-1206.2%
Income tax benefit	(592,302)	(46,495)	(545,807)	-1173.9%

Loss on discontinued operations	(925,961)	(69,744)	(856,217)	-1227.7%

Net earnings	$23,079,335	$14,513,277	$8,566,058	59.0%

The following table sets forth amounts from the consolidated statements of earnings along with the dollar and percentage change for the three-month period ended July 31, 2005 compared with July 31, 2004:

	(Unaudited) Three Months Ended July 31,
	2005	2004	$ Inc (Dec)	% Inc (Dec)
Sales	$136,398,926	$125,262,181	$11,136,745	8.9%

Costs:
Cost of sales	115,033,325	99,822,282	15,211,043	15.2%
Profit sharing	2,245,714	3,319,828	(1,074,114)	-32.4%

Total costs	117,279,039	103,142,110	14,136,929	13.7%

Gross earnings	19,119,887	22,120,071	(3,000,184)	-13.6%

Other operating expenses (income):
Administrative expenses	6,652,325	7,725,940	(1,073,615)	-13.9%
Interest expense	895,802	815,257	80,545	9.9%
Profit sharing	482,182	778,724	(296,542)	-38.1%
Interest income	(40,538)	(44,163)	3,625	8.2%

Total other operating expenses	7,989,771	9,275,758	(1,285,987)	-13.9%

Earnings from continuing operations before income taxes	11,130,116	12,844,313	(1,714,197)	-13.3%
Income tax expense	3,818,836	5,135,762	(1,316,926)	-25.6%

Earnings from continuing operations	7,311,280	7,708,551	(397,271)	-5.2%

Discontinued operations:
Earnings from operations before income taxes	—	81,657	(81,657)	100.0%
Income tax expense	—	32,663	(32,663)	100.0%

Earnings on discontinued operations	—	48,994	(48,994)	100.0%

Net earnings	$7,311,280	$7,757,545	$(446,265)	-5.8%

RESULTS OF OPERATIONS

Sales

Sales for the nine months increased by 24.2%, mainly, as a result of improvements in product mix and higher average selling prices per ton for merchant bar products of 18.9%, specialty steel sections of 23.8%, fabricated products of 36.4% and billets of 22.0%. Sales for the three months increased by 8.9%, primarily, due to better product mix and higher average selling prices per ton for merchant bar products of 2.1%, specialty steel sections of 11.6%, fabricated products of 18.9% and billets of 1.1%. Increased tons shipped for billets and specialty steel sections also contributed to the sales improvement for both periods. For the nine month and three month periods, tons shipped of bar and fabricated products dropped, negatively impacting sales. Improved product mix and favorable competitive conditions, within several market segments, brought higher average selling prices for specialty steel sections during both periods. An improvement in demand within several market segments offset a softening in demand within another single segment, resulting in increased shipment levels of specialty steel products of 1.2% and 6.7% for the nine month and three month periods, respectively. Fabricated product selling prices increased for both periods, influenced mainly by higher raw material costs. Fabricated product shipment levels dropped by 9.6% and 25.9% for the nine month and three month periods, respectively, primarily due to reduced activity and increased competitive conditions within the nonresidential construction segment. The nine month improvement in merchant bar product selling prices was due mainly to a 15.4% rise in the cost of scrap steel, our main raw material, which prompted several industry-wide price increases. A 1.5% drop in the three month cost of scrap steel caused bar prices to trend lower, even though mill prices remained higher in the 2005 quarter. More cautious buying patterns and excess inventory levels at steel service centers caused temporary reductions of 6.5% and 9.3% in tons shipped of bar products during the nine months and three months, respectively, although market conditions continued to be strong. Billet selling prices increased for the nine months, as sharp rises in scrap prices triggered changes in billet prices. Billet prices, even though higher in the 2005 quarter, began to trend downward with a decline in scrap prices. Improved demand and lower excess billet availability in the market resulted in the 57.6% and 115.8% increased billet shipments for the nine month and three month periods, respectively.

Cost of Sales and Gross Margins

Cost of sales increased by 21.7% during the first nine months, mainly, as a result of the increased billet and specialty product tons shipped, together with the higher costs of scrap steel and other raw materials and a 13.3% increase in profit sharing costs (see the discussion on profit sharing plans below), even though bar and fabricated product shipments declined. Cost of sales increased by 13.7% for the quarter, primarily, due to increased billet and specialty product shipments, together with higher raw material costs, in spite of lower scrap steel cost, a 32.4% decline in profit sharing costs, and reduced shipment levels for bar and fabricated products. Repairs and maintenance expense increased from $18,637,099 to $23,462,731 for the first nine months of 2004 and 2005, respectively, and from $6,885,432 to $8,127,807 for the third quarter of 2004 and 2005, respectively, due to required equipment repair needs. The Company has no significant deferred maintenance and believes its facilities are operating within reasonable productive capacities. Gross earnings as a percentage of sales increased from 14.3% to 16.1% for the nine months compared, primarily, as a result of the higher selling prices for all product classes, which more than offset higher scrap costs and lower margins for billets. Gross profit as a percentage of sales decreased from 17.7% to 14.0% for the three months compared, mainly, due to lower margins for billets and the effects of reduced raw steel and mill production levels on fixed costs, which offset the higher selling prices for all product classes and lower scrap steel costs.

Administrative Expenses

Administrative expenses increased 3.9% for the nine month period mainly due to increases in executive and other management compensation of $2,595,340, directors’ retirement costs of $870,803, directors’ fees of $83,750, travel costs of $119,772, and charitable contributions of $211,278, which more than offset declines in professional fees of $153,109 (most in relation to the timing of work associated with the Sarbanes-Oxley Act), insurance expense of $934,638 and bad debt expense of $2,046,607 (as write-offs spiked in 2004 compared to a slight drop in 2005). Administrative expenses decreased 13.9% for the three month period, primarily, as a result of reductions in executive and other management compensation of $196,943, and lower expenses for insurance of $311,426 and bad debts of $1,384,229, offsetting increases in professional fees of $326,733, charitable contributions of $69,641 and travel costs of $53,085. The above mentioned retirement costs related to a directors’ retirement plan which was amended and restated near the beginning of the second quarter of 2005. Administrative expenses, as a percentage of sales, dropped from 6.6% to 5.5% for the nine month period, as a result of the improvement in sales, and decreased from 6.2% to 4.9% for the three month period, as a result of the improvement in sales and the reduction in expenses.

Interest Expense

Interest expense decreased 2.1% for the nine months, primarily, due to reduced average borrowings offsetting slightly higher average interest rates. Interest expense increased 9.9% for the three months, mainly, as a result of higher average interest rates offsetting lower average borrowings. In October 2004, the Company entered into a new five-year loan agreement with its banking syndicate. The new facility provides for a long-term revolving loan of up to $55,000,000 and a term loan of $30,000,000.

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

Profit Sharing Expense

Contributions to various profit sharing plans are determined as a proportion of earnings before income taxes and should normally increase or decrease with earnings. During the 2005 nine months, each of the sponsoring companies accrued benefits under their respective plans as a result of current earnings, producing an increase of 11.9% from the 2004 levels as a result of improved profitability. Profit sharing expense decreased 38.1% for the quarter compared, mainly, due to lower profitability, resulting in reduced accrued benefits under each plan, as compared to the 2004 levels. Profit sharing expense included in cost of sales is applicable to plan participants who work within the production areas of the various plants.

Interest Income

Interest income decreased during both periods as a result of both reduced interest rates and level of investments.

Antitrust Litigation Settlement

Other income in the 2004 first quarter includes $3,061,820 received as a result of partial settlements received in conjunction with a class action suit for antitrust litigation against the Company’s graphite electrode suppliers.

Discontinued Operations

The January 27, 2005 sale and liquidation of RESCO Steel Products Corporation, a wholly-owned rebar subsidiary, resulted in the discontinued operations for the comparable periods. The nine month periods ended July 31, 2005 and 2004 reflect a loss, before tax benefit, from discontinued operations of $177,578 and $116,239, respectively. The three month periods ended July 31, 2005 and 2004 reflect earnings from discontinued operations of $0 and $81,657, respectively. The 2005 nine month period also includes a loss of $1,340,685, representing the loss on the disposition of the subsidiary.

Income Taxes

The effective income tax rate was reduced from 39.97% to 37.92% and from 39.98% to 34.31% for the nine month period and the three month period, respectively. The lower 2005 levels are the result of the anticipated impact to state income taxes in the annual tax provision.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working capital as of July 31, 2005 was $127,244,235, an increase of $11,743,481 from October 31, 2004, as working capital provided from operations exceeded capital expenditures, dividends and changes to long-term debt. At July 31, 2005, the current ratio was 3.1 to 1 and the quick ratio was 1.3 to 1.

Net cash provided by operations was $30,738,708 for the nine month period ended July 31, 2005 as compared to $149,162 for the nine month period ended July 31, 2004. Net cash flows related to operating assets and liabilities increased $22,034,383, which was primarily attributable to decreases in accounts receivable and inventories more than offsetting decreases in accounts payable, profit sharing contributions and income taxes. Net earnings improved $8,566,058. Earnings for the nine month period ended July 31, 2004 included a $3,061,820 payment received from graphite electrode plaintiffs in conjunction with a class action suit for antitrust violations. No amounts were received in 2005 related to this matter. The Company incurred a loss of $1,340,685 on the sale of a subsidiary, reflected in the 2005 year.

Net cash provided by (used in) investing activities was ($520,723) for the nine month period ended July 31, 2005 as compared to $1,040,450 for the nine month period ended July 31, 2004. Expenditures for property, plant and equipment amounted to $4,854,164 and $2,675,051 for the nine month periods ended July 31, 2005 and 2004, respectively. For the nine month periods ended July 31, 2005 and 2004, net cash provided by (used in) investing activities included net proceeds of $4,206,829 and $3,686,141, respectively, from the sale of a subsidiary and other investments, respectively.

Net cash used in financing activities was ($22,067,724) for the nine month period ended July 31, 2005 as compared to ($6,084,179) for the nine month period ended July 31, 2004. Cash dividends of $3,678,118 were paid in 2005 as compared to $2,739,103 paid in 2004, as the Company increased its dividend rate. For the nine month periods ended July 31, 2005 and 2004, net cash used in financing activities included payments on long-term debt of $44,208,868 and $3,788,295, respectively, with borrowings of $29,000,000 providing cash in 2005. Most of the 2005 debt activity related to the Company’s revolving credit facility. With this new credit facility, the loans are secured by a pledge of the outstanding stock in each of the Company’s direct and indirect subsidiaries and by a lien on the tangible and intangible property of the Company and each of its subsidiaries. The Company may prepay the loans at any time at its option, and is required to make mandatory prepayments based on certain circumstances. The loans are subject to various representations and warranties and affirmative and negative covenants, including the obligation to maintain a leverage ratio of less than or equal to 3:1, to maintain fixed charge coverage ratio greater than or equal to 1.10:1, and to limit capital expenditures on a consolidated basis to no more than $75,000,000 over the term of the credit facility. The revolving loan requires quarterly payments of interest until the fifth anniversary date of the credit facility at which time the outstanding principle balance must be paid in full.

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

The Company was in compliance with the covenants of its loan agreement as of July 31, 2005.

At July 31, 2005, there were commitments for the purchase of property, plant and equipment of $3,955,749. These commitments, together with current debt maturities, will affect future working capital and liquidity, and will be financed from available cash reserves, internally generated funds and the revolving credit facility.

During the period, the ratio of debt to equity dropped to 0.8 to 1, and the percentage of long-term debt to total capitalization declined to 19.8%, as long-term debt and capital lease obligation decreased to $43,717,114. Stockholders’ equity increased to $176,900,478, mainly as a result of net earnings of $23,079,335 exceeding dividends of $3,678,118.

Management is of the opinion that adoption of the Clean Air Act Amendments or any other environmental concerns will not have a materially adverse effect on the Company’s operations, capital resources or liquidity. Applicable additional future capital expenditures are presently estimated to be less than $17,000,000 and will be completed and funded, as the Company’s financial resources permit.

The following table sets forth the Company’s contractual obligations, excluding interest charges, at July 31, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Long-Term Debt	$49,543,144	$6,000,000	$12,000,000	$31,543,144	—
Capital Lease Obligations	194,345	20,375	44,063	48,882	$81,025
Operating Leases	6,402,976	1,695,969	2,994,507	1,712,500	—
Purchase Obligations	3,955,749	3,955,749	—	—	—
Other Long-Term Liabilities	4,071,860	410,000	775,000	795,000	2,091,860

Total	$64,168,074	$12,082,093	$15,813,570	$34,099,526	$2,172,885

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement included in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s results of operations or financial condition.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of SFAS No. 154 on its results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company engages in transactions involving derivative instruments from time to time as appropriate. During the quarter ended July 31, 2005, the Company entered into a short-term derivative commodity instrument to minimize the Company’s exposure to natural gas purchases used in the manufacturing process at the Huntington, West Virginia facility, for the period November 2005 through March 2006. As of July 31, 2005, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk, equity price risk, or interest rate risk. However, interest rates and various commodity prices could pose future risks in certain market conditions. As to interest rate risk, the Company has no current interest rate derivatives in place. As to commodity price risk, a hypothetical 10% change in the market price of natural gas would not have a materially adverse effect on the Company’s consolidated results of operations or on the fair value of its natural gas derivative contract at July 31, 2005. A further discussion of the Company’s use of derivative instruments is described in Note 7 to the Notes to Condensed Consolidated Financial Statements included in this filing.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management and is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms.

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

b. Reports on Form 8-K.

Form 8-K dated May 11, 2005 and filed May 17, 2005, filing under Items 4.01 and 9.01 an announcement of the May 11, 2005 dismissal of Deloitte & Touche LLP, and the engagement of KPMG LLP, as the Company’s independent registered public accounting firm for the fiscal year ending on October 31, 2005, together with Deloitte’s letter regarding the change in certifying accountant.

Form 8-K dated June 7, 2005 and filed June 9, 2004, furnishing under Items 2.02 and 9.01 a news release announcing financial results for the quarter ended April 30, 2005.

Form 8-K dated June 21, 2005 and filed June 27, 2005, filing under Items 5.03 and 9.01 Amended and Restated Bylaws of the Company.

Items 1, 2, 3, 4 and 5 are omitted because the information required by these items is not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 7, 2005	ROANOKE ELECTRIC STEEL CORPORATION

	By:	/s/ Donald G. Smith
Donald G. Smith, Chairman, Treasurer and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark G. Meikle
Mark G. Meikle, Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (file number 0-2389))

3.2	Amended and Restated Bylaws of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 3(ii).1 to the Current Report on Form 8-K filed June 27, 2005 (file number 0-2389))

4.1	Form of certificate representing common stock of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-25299, on Form S-8, filed with the Commission on April 16, 1997)

4.2	Credit Agreement dated October 4, 2004 among Roanoke Electric Steel Corporation, the lender parties thereto, and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (file number 0-2389))

10.1	Roanoke Electric Steel Corporation Employees’ Stock Option Plan (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K for the fiscal year ended October 31, 1998 (file number 0-2389))

10.2	Amendment No. 4 to the Roanoke Electric Steel Corporation Employees’ Stock Option Plan (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (file number 0-2389))

10.3	Roanoke Electric Steel Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 3, 2005 (file number 0-2389))

10.4	Form of Performance Grant Agreement for one, two, and three-year performance grants under the Roanoke Electric Steel Corporation 2005 Stock Incentive Plan and dated January 28, 2005 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 (file number 0-2389))

10.5	Form of Restricted Stock Agreement for outside directors under the Roanoke Electric Steel Corporation 2005 Stock Incentive Plan dated January 28, 2005 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 (file number 0-2389))

10.6	Roanoke Electric Steel Corporation Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (file number 0-2389))

10.7	Roanoke Electric Steel Corporation Amended and Restated Directors’ Retirement Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 3, 2005 (file number 0-2389))

10.8	Form of Executive Officer Incentive Arrangement (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (file number 0-2389))

10.9	Roanoke Electric Steel Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 3, 2005 (file number 0-2389))

10.10	Executive Employment Continuity Agreement dated February 18, 2005 with Donald G. Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.11	Executive Employment Continuity Agreement dated February 18, 2005 with T. Joe Crawford (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.12	Executive Employment Continuity Agreement dated February 18, 2005 with Timothy R. Duke (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.13	Executive Employment Continuity Agreement dated February 18, 2005 with Donald R. Higgins (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.14	Executive Employment Continuity Agreement dated February 18, 2005 with Mark G. Meikle (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.15	Executive Employment Continuity Agreement dated February 18, 2005 with William M. Watson, Jr. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.16	Collective Bargaining Agreement dated June 10, 2002 by and between SWVA, Inc. and the United Steelworkers of America, AFL-CIO (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (file number 0-2389))

31.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)