Form 10-K
period 2005-10-31
ROANOKE ELECTRIC STEEL CORP
filed 2006-01-17
CIK 84278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

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

Common Stock, No Par Value

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act)    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

As of December 31, 2005, the aggregate market value, based on the last sales price for that day, of the voting stock held by non-affiliates of Roanoke Electric Steel Corporation was $242,875,412.

As of December 31, 2005, 12,512,765 shares of Roanoke Electric Steel Corporation common stock were issued and outstanding.

DOCUMENTS INCORPORTED BY REFERENCE

The portions of the Annual Report to Shareholders for the year ended October 31, 2005 referred to in Parts I, II, III, and IV are incorporated by reference into such parts. Except for those portions of the 2005 Annual Report to Shareholders expressly incorporated herein by reference, such report is not to be deemed filed with the Securities and Exchange Commission.

PART I

FORWARD-LOOKING STATEMENTS

From time to time, Roanoke Electric Steel Corporation (the “Company” or “Roanoke Electric Steel”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include economic and industry conditions, availability and prices of utilities, supplies and raw materials, prices of steel products, domestic and foreign competition, foreign trade policies affecting imports and exports, governmental regulations, interest rates, inflation, labor relations, environmental concerns and compliance issues, the Company’s safety performance, the cyclical nature of the domestic steel industry, and others.

ITEM 1. BUSINESS

(a) General Development of Business.

The Company, directly and through its subsidiaries, is engaged in the manufacturing, fabricating and marketing of merchant steel products, specialty steel sections, billets, and open-web joists. Each subsidiary is either a supplier to the parent company or a purchaser of its finished product and billets. The Company sells products through its sales force to its customers, which include service centers, original equipment manufacturers, and fabricators. During the fiscal year ended October 31, 2005, the Company and its subsidiaries continued to operate their business as they had the past four years, with no material changes in operations or in the mode of conducting their business, except as described below.

On October 18, 2005, the Company and Steel Dynamics, Inc. (“SDI”) announced the execution of a definitive agreement of merger (the “Merger Agreement”) pursuant to which SDI will acquire Roanoke and all of its subsidiaries. Pursuant to the Merger Agreement, which has been unanimously approved by the Roanoke Board of Directors, Roanoke shareholders will receive a fixed consideration equal to 0.4 shares of SDI common stock and $9.75 in cash for each share of Roanoke stock outstanding at the effective time of the merger. Completion of the merger is subject to approval by Roanoke’s shareholders, regulatory approval, including antitrust approval, and the satisfaction or waiver of customary conditions. The Merger Agreement contains certain termination rights for both parties and further provides for a termination fee to SDI of $7.5 million plus expenses if the transaction is terminated under certain circumstances.

On January 27, 2005, RESCO Steel Products Corporation (“RESCO Steel Products”), a wholly-owned subsidiary of the Company, sold its reinforcing bar fabrication assets, which represented substantially all of its assets, to Rockingham Steel, Inc. (“Rockingham Steel”), a reinforcing bar fabricator located in Harrisonburg, Virginia. The agreed upon price for the assets sold by RESCO Steel Products was $4.2 million. In connection with the close of operations of RESCO Steel Products, the Company incurred one-time charges of $550,000 associated with the sale, representing (1) $330,000 for costs associated with termination of employees, including severance, vacation, insurance and other miscellaneous benefits and (2) $220,000 for transaction costs, including legal, investment banking, accounting and other professional fees, and other miscellaneous costs of the transaction. Such costs are included in the loss from discontinued operations in the accompanying statement of earnings for the year ended October 31, 2005. The results of RESCO Steel Products are presented as discontinued operations in the accompanying consolidated statements of earnings and include a pre-tax loss on the sale and discontinued operations of RESCO Steel Products of $1,340,685.

(b) Financial Information and Classes of Products or Services.

The Company’s business consists of one industry segment or line of business, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, open-web steel joists and billets. The industry segment consists of three classes of products - merchant steel products and specialty steel sections, fabricated bar joists and billets. Due to the January 27, 2005 sale of RESCO Steel Products Corporation, a wholly-owned reinforcing bar subsidiary, rebar sales have been excluded from the fabricated products class.

FINANCIAL INFORMATION RELATING TO

CLASSES OF PRODUCTS

	2005	2004	2003
Sales to Unaffiliated Customers:
Merchant Steel and Specialty Steel Sections	$386,780,959	$343,604,922	$211,209,483
Fabricated Bar Joists	115,731,962	95,969,128	66,927,348
Billets	44,099,242	26,012,379	25,432,380

Total Consolidated Sales	$546,612,163	$465,586,429	$303,569,211

Earnings (Loss) from Continuing Operations	$41,245,394	$30,620,387	$(2,521,834)
Cumulative effect of accounting change	—	—	(228,410)
Loss on Discontinued Operations	(925,961)	(174,139)	(474,709)

Net Earning (Loss)	$40,319,433	$30,446,248	$(3,224,953)

Total Assets	$333,410,067	$318,971,033	$270,867,486

(c) Narrative Description of Business.

(i) Roanoke Electric Steel Corporation, the parent company, has a state-of-the-art steel mini-mill located in Roanoke, Virginia. This facility melts scrap steel in electric furnaces and continuously casts the molten steel into billets. These billets are rolled into merchant steel products consisting of angles, plain rounds, flats and channels of various lengths and sizes. Excess steel billet production is sold to mills without sufficient melting capacities or facilities. Roanoke Electric Steel markets its products to steel service centers and fabricators. The products are distributed directly to customers from orders solicited by an in-house paid sales staff.

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

RESCO Steel Products Corporation (“RESCO Steel Products”), a Salem, Virginia based subsidiary, fabricated concrete reinforcing steel by cutting and bending it to contractor specifications, until its sale on January 27, 2005. The rebars were distributed to contractors from orders solicited by an in-house sales staff and pursuant to successful bids placed directly by the subsidiary.

Steel of West Virginia, Inc. (“Steel”), through its subsidiary, SWVA, Inc. (“SWVA”), has a steel mini-mill and steel fabricating facility operating in Huntington, West Virginia. A steel fabricating subsidiary, Marshall Steel, Inc. (“Marshall”), is located in Memphis, Tennessee. These locations produce or fabricate specialty steel sections and custom-finished products, which are placed directly into customers’ assembly lines. The niche markets supplied with these products include truck trailers, industrial lift trucks, guardrail posts, manufactured housing, off-highway construction equipment, and mining equipment. These products are marketed by senior management and an in-house paid sales staff, whose sales efforts cover all of North America and, to a small degree, certain foreign markets.

The Roanoke and Huntington facilities both utilize electricity and natural gas as their power sources, with electric arc furnaces using electricity and with reheat furnaces using natural gas. The arc furnaces are used in the actual melting of scrap steel (to produce billets), while the reheat furnaces are used to reheat the billets, which are then rolled into a finished product.

(ii) During fiscal year 2005 the Company did not introduce a new product or begin to do business in a new industry segment that will require the investment of a material amount of assets or that otherwise is material.

(iii) Roanoke Electric Steel’s main raw material, scrap steel, is supplied for the most part by scrap dealers within a 300 mile radius of the mill. The majority of this raw material is purchased through two independent scrap brokers. Shredded Products supplies 10,000 to 15,000 tons of scrap per month. Although scrap is generally available to the Company, the price of scrap steel is highly responsive to changes in demand, including demand in foreign countries as well as in the United States. The ability to maintain satisfactory profit margins in times when scrap is relatively high priced is dependent upon the levels of steel prices, which are determined by market forces. Alloys and other materials needed for the melting process are provided by various domestic and foreign companies.

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

RESCO Steel Products, before its January 27, 2005 sale, purchased most of its steel components from suppliers within its market area, determined mainly by freight cost. Such components were generally available to the subsidiary, since the parent company could have produced and supplied this raw material as needed from its Roanoke facility.

Socar receives most of its raw steel material from the parent company and other nearby suppliers, the determinant usually being freight cost. The availability of raw materials is not of major concern to the subsidiary, since the parent company could supply most of its needs from the Roanoke facility.

Steel, like Roanoke Electric Steel, uses scrap steel as its main raw material. Even though the purchase of steel scrap is subject to market conditions largely beyond its control, Steel is located in a scrap surplus region and, therefore, typically maintains less than a one month supply of scrap, which keeps inventory costs to a minimum. Although one scrap dealer supplies 20% to 25% of SWVA’s requirements, the Company believes that a number of adequate sources of scrap and other raw materials that it uses are readily available. SWVA has historically been successful in passing on scrap cost increases through price increases; however, the effect of market price competition could limit the ability to increase prices.

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

(vii) During fiscal year 2005, inter-company sales (tons) to Steel, Hancock, and Socar, were approximately 8%, 4%, and 3% of the Company’s total sales (tons), respectively. During fiscal years 2005, 2004 and 2003, respectively, the largest nonaffiliated customer purchased approximately 3%, 3% and 4% of total sales (tons) - 4%, 4% and 3% of total sales (dollars). The 2005, 2004 and 2003 customers purchased merchant bar and specialty products. Under normal market conditions, we would not expect the loss of any of these customers to have a materially adverse effect on the Company and its subsidiaries taken as a whole.

(viii) The Company believes that the amount of its backlog is not generally material to an understanding of the business. All backlog is shipped within a twelve-month period.

(ix) The business of the Company is not subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

(x) The Company competes with steel-producing mills of similar size operative within its market region and also larger mills producing similar products. The market region in which the Company sells its products mainly consists of the majority of states east of the Mississippi River. Price, including transportation cost, is the major determinant in securing business. Average price per ton for merchant bar and specialty products increased as a result of both product mix and higher selling prices. The volatile scrap market once again prompted industry-wide price increases due to the rising cost of scrap. Shipment levels in 2004 were again higher as a result of continued improvements in market conditions. Sales in 2005, again, increased as a result of improved average selling prices for bar and specialty products. Merchant bar prices were higher as a direct result of increased scrap costs, while improved product mix and mostly favorable competitive conditions brought increased specialty steel prices. Shipment levels were flat for specialty steel sections, as an improvement in demand within several market segments offset a softening in demand within another single segment. More cautious buying patterns and excess inventory levels at steel service centers caused temporary reductions in tons shipped of bar products, although market conditions remained strong.

The joist business is highly competitive. Due to similarity of product, relatively small price differences are often the determining factor in placing business. Ability to meet the customer’s time requirements for delivery also is important in securing business. Competing successfully becomes more difficult with the distance to point of delivery due to transportation costs. Competitive conditions within the nonresidential construction industry generally impact selling prices and shipment levels of fabricated products and were relatively favorable during 2004 as reflected in the higher selling prices. Higher raw material costs also prompted increased fabricated product prices. The improved shipments of fabricated products resulted from increased business activity. Fabricated product sales in 2005 increased resulting from improved selling prices which were influenced mainly by higher raw material costs. Shipment levels of fabricated products declined, though, with reduced activity and increased competitive conditions within the nonresidential construction segment.

Billets are semi-finished products used by the Company in its rolling mill process to manufacture various merchant bar products and specialty steel sections. Excess billet production is sold to nonaffiliated customers who further fabricate the billets for various end uses. In 2004, a spike in scrap steel costs pushed billet prices higher. Billet shipments declined due to a greater demand for internal consumption, thus reducing the tons available for shipment to outside customers. Billet sales in 2005 increased, mainly, due to improved selling prices, triggered by increased scrap prices, and improved demand and lower excess billet availability in the market resulting in higher billet shipments.

(xi) During the last three fiscal years, the Company was not involved in material research and development activities.

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

The Company has constructed over the years pollution control equipment at a net aggregate cost of over $10,400,000. Annual operating expenses and depreciation of all pollution control equipment and waste disposal costs are in excess of $3,500,000 in the aggregate. Additional future capital expenditures for pollution control and waste disposal equipment for use at the Company’s Roanoke facility are planned in connection with future expansion of the facility and the cost of this additional equipment is presently estimated to be less than $17,000,000. This expansion and, thus, the expenditures have been delayed for both economic and financial reasons, and will be completed and funded as the

Company’s financial resources permit. Implementation of the Clean Air Act Amendments of 1990, or any other environmental concerns, is not anticipated to have a materially adverse effect on the Company’s operations, capital resources or liquidity, nor should any incremental increase in capital expenditures occur due to the Act.

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

(xiii) At October 31, 2005, the Company employed 528 persons at its Roanoke plant. The Company’s subsidiaries, Steel, Hancock, Socar, and Shredded Products employed 520, 265, 241, and 47 persons, respectively.

(d) Financial Information about Foreign and Domestic Operations and Export Sales.

When billet production exceeds required needs, the semi-finished product is offered for sale to unaffiliated companies. During past years, a portion of the excess billets has been sold to brokers who represent foreign purchasers. In 2003, export (billet) sales to China amounted to $4,276,000. During fiscal years 2005 and 2004, Roanoke Electric did not make any foreign sales of excess billets. However, SWVA sold a small percentage of its rolled products to foreign markets during these years. The information required by this paragraph by geographical area, as to foreign and domestic operations, is not provided since it is identical to the table in paragraph (b) with virtually all information pertaining to the United States.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

RESCO Steel Products, until its January 27, 2005 sale, operated from a building containing 43,340 square feet of floor space, with an annual production capacity of approximately 25,000 tons. The plant was located in Salem, Virginia, on a 7 acre site owned by RESCO Steel Products.

Steel and its subsidiaries are located in Huntington, West Virginia and Memphis, Tennessee. The Huntington facility is located on a 46 acre site owned by SWVA, most of which are regularly used in its operations. Buildings on the site contain 705,003 square feet of manufacturing space with an annual billet capacity of approximately 280,000 tons and rolling mill capacity of 300,000 tons. The plant located in Memphis, Tennessee and owned by Marshall operates in 42,900 square feet of manufacturing space on approximately 4 acres.

The following information relates to the productive capacity utilization, based on estimated full production, for the facilities operated by the Company and each of its subsidiaries for the year ended October 31, 2005:

Roanoke Electric Steel Corporation

Melt Shop (Percentage of Utilization 89%)

Rolling Mill (99%)

Shredded Products Corp.

Montvale (69%)

Rocky Mount (58%)

John W. Hancock, Jr., Incorporated (71%)

Socar, Inc. - SC & OH (76%)

SWVA, Inc.

Melt Shop (99%)

Rolling Mill (91%)

The various buildings are of modern design, well maintained, and suitable and adequate for the requirements of the business. The Registrant believes that its facilities are being adequately used, that it does not have any excess capacity and that it has no excess or obsolete facilities.

ITEM 3. LEGAL PROCEEDINGS

There were no material pending legal proceedings against the Company, other than ordinary routine litigation incidental to the Company’s business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below contains certain information regarding the Company’s equity compensation plans as of October 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	217,500	9.64	1,562,402
Equity compensation plans not approved by security holders (2)	19,500	14.81	1,000

Total	237,000		1,563,402

(1)	The 217,500 shares set forth in column (a) represent outstanding stock options granted under the Company’s Employees’ Stock Option Plan which expired with the grants made in February of 2004. The 1,562,402 shares set forth in column (c), represent the shares available for grant under the Company’s 2005 Stock Incentive Plan after the distribution of 21,088 shares as a result of the vesting of performance share grants on October 31, 2005, and assuming the vesting of 100%, or 69,140 and 88,370, of the performance share grants on October 31, 2006 and October 31, 2007, respectively. Under the terms of the award, the actual number of performance share grants that vest depends upon the Company’s average return on invested capital relative to the average return on invested capital of peer companies, with the potential ranging from 0% to 200% of each award; provided, however, that upon the occurrence of a change in control involving the Company 100% of the performance share grants vest and are settled in cash rather than shares of the Company’s common stock. The consummation of the merger of the Company with SDI will constitute a change in control with respect to the performance share grants that vest on October 31, 2006 and October 31, 2007.
(2)	Represents the outstanding stock options granted to non-employee directors under the Company’s Non-Employee Director Stock Option Plan, which was adopted in 1997. The plan provided that a participating director was eligible to receive a maximum award covering 3,000 shares. As of October 31, 2005, options covering 24,000 shares had been granted under the plan and four of the Company’s current non-employee directors had received options to purchase 3,000 shares of the Company’s common stock. The options each have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, were fully vested and exercisable on the date of grant, and have a term of 10 years.

The other information required by this item is incorporated by reference to the information under the heading “Stock Activity” in the 2005 Annual Report to Shareholders. The Company did not, during fiscal year 2005, make any sale of securities not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the information under the heading “Selected Financial Data” in the 2005 Annual Report to Shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2005 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no material outstanding derivative financial instruments, other financial instruments or derivative commodity instruments at October 31, 2005, although the Company does engage in transactions involving derivative instruments from time to time as appropriate, and as of October 31, 2005, did have in place several short-term derivative commodity instruments to minimize the Company’s exposure to natural gas purchases used in the manufacturing process at the Huntington, West Virginia facility. A further discussion of the Company’s use of derivative instruments is described in “Note 6 - Derivative Instruments” to the “Notes to Consolidated Financial Statements” in the 2005 Annual Report to Shareholders, which information is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the information under the headings “Reports of Independent Registered Public Accounting Firms”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” in the 2005 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information relating to a change in the Company’s independent registered public accounting firm is incorporated by reference to the information set forth under the heading “Changes in the Company’s Certifying Accountant in Item 14 of Part III of this Form 10-K. The Company has had no disagreements with its independent registered public accounting firm during the Company’s two most recent fiscal years or any subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2005, the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2005.

Management’s Report on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting, as of October 31, 2005, the end of the period covered by this annual report on Form 10-K, based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2005. Management’s report on internal control over financial reporting is set forth on page 35 of the 2005 Annual Report to Shareholders and is incorporated by reference herein. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent, registered public accounting firm, as stated in its report, which is set forth on page 36 of the Annual Report to Shareholders and is incorporated by reference herein.

Changes in Internal Controls over Financial Reporting.

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors

Identification of Directors. The following information, including the principal occupation during the past five years, is given with respect to the Directors. Except for Messrs. Smith, Crawford and Duke, who are executive officers of the Company, each of the Company’s current directors is “independent” under the requirements of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Name, Age, Principal Occupation and Certain Other Directorships	Director Since
CLASS A
(Serving until 2006 Annual Meeting)

GEORGE B. CARTLEDGE, JR. (64). Chairman, Grand Home Furnishings, Inc., a retailer of home and office furniture.	1991

THOMAS L. ROBERTSON (62). Retired since January 2005; prior thereto Chairman, Carilion Foundation, a non-profit foundation for Carilion Health System, a regional health care provider, since January 2001; prior thereto, President and Chief Executive Officer, Carilion Health System.	1992

DONALD G. SMITH (70) (1). Chairman of the Board, Treasurer and Chief Executive Officer of the Company; prior to June 2004, also President. Mr. Smith is also a director of American Electric Power Company, Inc.	1984

CLASS B
(Serving until 2007 Annual Meeting)

TIMOTHY R. DUKE (54). President and Chief Executive Officer, Steel of West Virginia, Inc., SWVA Inc., Marshall Steel, Inc., and Steel Ventures, Inc., wholly-owned subsidiaries of the Company.	1999

GEORGE W. LOGAN (59). Chairman, Valley Financial Corporation, a holding company for Valley Bank, N.A., a general commercial and retail banking business, and Manager of Pine Street Partners, LLC, a private equity investment company. Mr. Logan is also a director of Valley Financial Corporation and RGC Resources, Inc.	1997

JOSEPH H. VIPPERMAN (64). Retired since August 2002; prior thereto, Executive Vice President – Corporate Services, American Electric Power Company, Inc.	2004

CLASS C
(Serving until 2008 Annual Meeting)

T. JOE CRAWFORD (50). President and Chief Operating Officer of the Company since June 2004; prior thereto, Vice President – Administration and Secretary.	2004

CHARLES I. LUNSFORD, II (65). Retired. Before January 1998, Chairman, Chas. Lunsford Sons & Associates, a general insurance brokerage firm and agency.	1978

CHARLES W. STEGER (57). President, Virginia Polytechnic Institute and State University since January 2000; prior thereto, Vice President for Development and University Relations. Mr. Steger is also a director of FNB Corporation.	2002

(1)	Pursuant to the Company’s director retirement policy, Mr. Smith will retire from the Board of Directors at the next annual meeting of shareholders of the Company.

Meetings of the Board. The Board of Directors held 11 meetings during 2005. All directors attended 75% or more of the total number of meetings of the Board and the committees of the Board on which they served.

At each regular meeting of the Board of Directors, the non-management Directors were provided the opportunity to meet in executive session (with no members of management who are also members of the Board being present). The Chairman of the Audit Committee presided at the executive sessions.

Annual Meeting Policy. Directors are expected to attend annual meetings of shareholders. In 2005, all Directors attended the annual meeting of shareholders.

Communications with Directors. Shareholders may communicate with Directors individually or as a group. Any shareholder who desires to communicate with one or more Directors may send a letter to the following address:

Board of Directors (or name of one or more individual directors)

c/o Corporate Secretary

PO Box 13948

Roanoke, VA 24038-3948

All communications will be forwarded to the appropriate Director or Directors specified in the communication as soon as practicable. Communications addressed to the Board generally will be considered to have been addressed to all Directors.

In addition, as provided on the Company’s website at www.roanokesteel.com under the tab “Corporate Governance” and then under the heading “Code of Ethics”, any shareholder who has any concerns or complaints relating to accounting, internal controls or auditing matters may contact the Audit Committee by writing to the following address:

Chairman, Audit Committee

Roanoke Electric Steel Corporation

PO Box 1934

Roanoke, VA 24008

Director Compensation. Effective as of February 1, 2005, the Company changed the compensation paid to Directors. Prior to the change, all Directors were eligible to receive cash compensation and participate in the Company’s retirement plan for Directors. Effective with the change, only non-employee Directors were eligible to receive compensation for service on the Board of Directors.

For the first three months of the year, each Director received a monthly cash retainer of $1,000 (or $12,000 per year) plus a cash fee of $1,000 for each Board meeting attended. In addition, each non-employee Director received a cash fee for each committee meeting attended. The committee meeting fee was equal to $1,000 for the Audit Committee, and $750 for all other committees. Directors not residing in Roanoke, Virginia, were also reimbursed for reasonable travel expenses to attend Board and committee meetings.

Effective as of February 1, 2005, the Company changed the monthly retainer to an annual retainer, payable quarterly, and increased the amount of the retainer to $15,000 per year (or the equivalent of $1,250 per month). In addition, the Company began paying a supplemental annual retainer of $3,000 to each non-employee committee chairman. No changes were made in the fees payable for attendance at meetings of the Board of Directors or Board committees.

Pursuant to the terms of the 2005 Stock Incentive Plan approved by the Company’s shareholders at the 2005 annual meeting, each non-employee Director received an automatic award of 1,500 shares of restricted stock on January 28, 2005. The shares of restricted stock become fully vested and transferable if the Director remains in continuous service on the Board of Directors until January 28, 2006. The shares of restricted stock will become fully vested and transferable prior to that date if the Director dies or becomes disabled, or if the Company experiences a change-of-control.

Non-employee Directors have received awards of stock options under the Company’s Non-Employee Director Stock Option Plan that was adopted in February, 1997. A total of 25,000 shares of the Company’s common stock were authorized for issuance under the plan, and a participating Director was eligible to receive a maximum award covering 3,000 shares. Each current non-employee Director, other than Dr. Steger and Mr. Vipperman, has received options to purchase 3,000 shares of the Company’s common stock. All options issued under the plan have an exercise price equal to the fair market value of the Company’s common stock on date of grant, were fully vested and exercisable when granted, and have a term of ten years. As of December 31, 2005, outstanding and unexercised stock options are held as follows: 3,000 by Mr. Logan, 3,000 by Mr. Lunsford, 3,000 by Mr. Robertson, and 4,500 by retired directors.

Directors’ Retirement Plan. The Company maintained an unfunded directors’ retirement plan for Directors. Under the plan, a Director who has completed five years of service was eligible to receive a monthly retirement benefit equal to one-twelfth of the retainer being paid to then current members of the Board. The monthly benefit was payable for a period equal to the Directors’ months of service as a director of the Company. The payment of benefits ceased upon a Director’s death. On January 28, 2005, the Company froze the number of months taken into account in determining the period over which retirement benefits would be paid following a Director’s retirement from the Board. With these changes, the accumulated service under the plan with respect to the Company’s current directors was as follows: 169 months for Mr. Cartledge, 7 months for Mr. Crawford, 73 months for Mr. Duke, 94 months for Mr. Logan, 323 months for Mr. Lunsford, 157 months for Mr. Robertson, 250 months for Mr. Smith, 36 months for Dr. Steger, and 12 months for Mr. Vipperman. Effective as of December 1, 2005, the Board of Directors terminated the plan, fully vested all Directors in their plan benefits and directed that the present value of each Director’s benefits, as adjusted to reflect mortality and other assumptions, be distributed on or before December 31, 2005. The required payments were distributed in a single lump sum. In connection with these actions, the following lump sum payments were made to the Company’s current Directors: $80,742 to Mr. Cartledge, $2,118 to Mr. Crawford, $26,300 to Mr. Duke, $44,748 to Mr. Logan, $99,035 to Mr. Lunsford, $68,714 to Mr. Robertson, $18,105 to Mr. Steger, $135,882 to Mr. Smith, and $9,402 to Mr. Vipperman.

Committees of the Board. The Board of Directors of the Company has standing Executive, Audit, Profit Sharing, Nominating and Corporate Governance, and Compensation Committees. The respective membership on and functions of such committees are set forth below.

The Executive Committee of the Board is composed of Messrs. Smith (Chairman), Cartledge, Logan and Robertson. This Committee is authorized to act, between meetings of the Board, in the place and stead of the Board, except with respect to matters reserved for the Board by Virginia law or by resolution of the Board. The Executive Committee met 14 times in 2005.

The Audit Committee of the Board is composed of Messrs. Robertson (Chairman), Logan, and Steger. Each member of the Committee is “independent” under the applicable rules of Nasdaq. In addition, each member of the Committee is able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement, and cash flow statement and none of the members of the committee have participated in the preparation of the financial statements of the Company or any subsidiary during the past three years. Each member of the Committee is financially sophisticated as defined by Nasdaq, and both Mr. Robertson and Mr. Logan have been designated as an “audit committee financial expert” as defined by the Securities and Exchange Commission. The functions of the Committee include overseeing the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements, selecting and overseeing the work performed by the Company’s independent registered public accounting firm, reviewing annual and interim reports of the Company and the independent registered public accounting firm of the Company, reviewing significant financial information, reviewing the Company’s system of internal controls and reviewing and approving all related party transactions. The Audit Committee met 11 times in 2005.

The Profit Sharing Committee of the Board is composed of Messrs. Lunsford (Chairman) and Smith. The Committee meets quarterly to administer the Employees’ Profit Sharing Plan of the Company, including making amendments thereto and issuing rulings or interpretations under the plan. The Profit Sharing Plan Committee met 4 times in 2005.

The Nominating and Corporate Governance Committee is composed of Messrs. Lunsford (Chairman), Cartledge and Steger. A copy of the charter of the Nominating and Corporate Governance Committee is available on the Company’s website, www.roanokesteel.com, under the tab “Corporate Governance.” Each member of the Committee is “independent” under the applicable rules of Nasdaq. The Committee is responsible for considering and recommending nominees for the Board of Directors, assessing the performance of the Board of Directors, evaluating issues of corporate governance, and recommending the process through which the Board of Directors conducts its business. The Nominating and Corporate Governance Committee met 4 times in 2005.

The Compensation Committee of the Board is composed of Messrs. Cartledge (Chairman), Lunsford and Vipperman. Each member of the Committee is “independent” under the applicable rules of Nasdaq. The Committee meets as necessary to oversee the Company’s compensation and benefit practices, recommend to the full Board the compensation arrangements for the Company’s senior officers, administer the Company’s executive compensation plans and administer and consider awards under the Company’s stock option plan. The Compensation Committee met 9 times in 2005.

Information Concerning Executive Officers

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

T. Joe Crawford, 50, is President and Chief Operating Officer of the Company. Prior to June 22, 2004, Mr. Crawford was Vice President – Administration and Secretary. Mr. Crawford has 28 years of service with the Company.

Timothy R. Duke, 54, is Chief Executive Officer of Steel of West Virginia, Inc., SWVA, Inc., Marshall Steel, Inc., and Steel Ventures, Inc., wholly-owned subsidiaries of the Company. Mr. Duke has 18 years of service with the Company.

Donald R. Higgins, 60, is Vice President – Sales. Mr. Higgins has 40 years of service with the Company.

Mark G. Meikle, 41, is Vice President – Finance, Assistant Treasurer, and Chief Financial Officer of the Company. Mr. Meikle re-joined the Company in September 2003. Prior to re-joining the Company, Mr. Meikle was Vice President and Chief Financial Officer of Belton Industries, a specialty fabric weaver from September 2000 to September 2003, Vice President of Container Management, Inc., a container leasing company for the textile industry, from March 1999 to September 2000, Vice President, Treasurer and Chief Financial Officer of Steel of West Virginia, Inc. from October 1996 to March 1999. Mr. Meikle has 12 years of service with the Company.

Donald G. Smith, 70, is Chairman of the Board, Chief Executive Officer, and Treasurer of the Company. Prior to June 22, 2004, Mr. Smith was also President. Mr. Smith has 48 years of service with the Company.

William M. Watson, Jr., 50, is General Counsel and Secretary of the Company. Mr. Watson joined the Company in August 2004. Prior to joining the Company, Mr. Watson was of counsel to Woods Rogers, PLC, the Company’s outside counsel, from January 2002 to July 2004, and Senior Vice President and Secretary of Wachovia Corporation and Wachovia Bank, National Association from October 1998 to January 2002. Mr. Watson has 2 years of service with the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and designated executive officers, and any person who beneficially owns more than 10% of the Company’s outstanding common stock, to file with the Securities and Exchange Commission reports disclosing their initial ownership of the Company’s common stock, as well as subsequent reports disclosing changes in such ownership. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company, the Company’s directors and designated executive officers timely complied with their respective Section 16(a) filing requirements except as noted below.

During November 2004, Timothy R. Duke, a director and one of the Company’s executive officers, exercised an option to acquire 7,000 shares of the Company’s common stock. A Form 4 for this transaction was filed with the Securities and Exchange Commission on January 14, 2005.

Code of Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides, for the years ended October 31, 2005, 2004 and 2003 information concerning the compensation of the Company’s Chief Executive Officer and the five other most highly compensated executive officers of the Company.

Summary Compensation Table

				Long-Term Compensation
		Annual Compensation (1)		Awards	Payouts
Name and Principal Position	Year	Salary($)	Bonus($)(3)	Securities Underlying Options (#)	LTIP Payouts ($)(4)	All Other Compensation(5)
Donald G. Smith (2) Chairman, Treasurer and CEO	2005 2004 2003	477,250 438,667 402,000	902,358 1,506,516 85,563	— 24,000 24,000	204,146	33,766 34,284 10,999

T Joe Crawford (2) President and COO	2005 2004 2003	339,750 191,500 153,000	417,257 444,062 21,641	— 6,000 6,000	107,894	29,706 30,210 5,597

Donald R. Higgins Vice President-Sales	2005 2004 2003	237,000 188,000 168,000	289,757 453,928 27,051	— 6,000 6,000	36,439	30,648 31,159 7,218

Timothy R. Duke (2) President and CEO, Steel of West Virginia, Inc.	2005 2004 2003	318,750 312,000 282,000	244,107 373,918 17,382	— 7,000 7,000	73,766	10,453 3,659 1,353

Mark G. Meikle Vice President and CFO	2005 2004 2003	228,750 210,000 —	187,586 154,598 —	— 6,000 —	53,325	29,061 10,004 —

William M. Watson, Jr. General Counsel and Secretary	2005 2004 2003	172,500 37,500 —	131,293 30,983 —	— — —	40,794 — —	22,399 — —

(1)	None of the Company’s executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of the total of his salary and bonus reported in the above table.
(2)	Includes amounts paid for service as Directors. For 2005, Messrs. Smith, Crawford and Duke were each paid $6,000.
(3)	Represents amounts paid under the Company’s annual incentive compensation program, which is described in the section captioned “Compensation Committee Report on Executive Compensation.”

(4)	Represents the value of the Company’s common stock to which the executive became entitled as a result of the vesting performance shares on October 31, 2005, as further described in the table captioned “Long-Term Incentive Plans-Awards in Last Fiscal Year.”
(5)	Includes (i) vested contributions to the tax-qualified profit sharing plans sponsored by the Company and its subsidiaries, and (ii) employer paid life insurance premiums. For 2005, the amounts contributed to tax-qualified profit sharing plans, for Messrs. Smith, Crawford, Higgins, Duke Meikle and Watson were $28,699; $28,425; $28,589; $9,901; $28,069; and $20,970, respectively; and the employer paid life insurance premiums for Messrs Smith, Crawford, Higgins, Duke, Meikle and Watson were $5,067; $1,280 $2,058; $552; $992 and $1,429, respectively.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information regarding stock options exercised by each executive officer during the year ended October 31, 2005 and the value of unexercised options held by such persons on October 31, 2005.

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)	Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($) (2)
			Exercisable/Unexercisable	Exercisable/Unexercisable
Donald G. Smith	12,000 12,000	42,600 64,800	48,000/0	286,200/0

T. Joe Crawford	6,000	21,300	12,000/0	150,120/0

Donald R. Higgins	6,000 6,000	20,440 32,340	16,000/0	199,320/0

Timothy R. Duke	7,000 7,000	54,390 24,850	7,000/0	80,850/0

Mark G. Meikle	—	—	6,000/0	69,300/0

William M. Watson, Jr.	—	—	0/0	0/0

(1)	Based on the difference between the closing price on the date of exercise and the option exercise price.
(2)	Based on the difference between $21.91, the closing price of the Company’s common stock on October 31, 2005, and the option exercise price.

Long-Term Incentive Plans – Awards in Last Fiscal Year

The following table sets forth information regarding each award made to each executive officer during the year ended October 31, 2005:

Name	Number of Performance Shares (#)	Performance Period Until Payout (1)	Estimate Future Payouts Under Non-Stock Price-Based Plan (2)
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Donald G. Smith	11,485 22,970 15,545	1 year ending on October 31, 2005 2 years ending on October 31, 2006 3 years ending on October 31, 2007	2,871.25 5,742.50 3,886.25	11,485 22,970 15,545	22,970 45,940 31,090

T Joe Crawford	6,070 12,140 18,210	1 year ending on October 31, 2005 2 years ending on October 31, 2006 3 years ending on October 31, 2007	1,517.50 3,035.00 4,552.50	6,070 12,140 18,210	12,140 24,280 36,420

Name	Number of Performance Shares (#)	Performance Period Until Payout (1)	Estimate Future Payouts Under Non-Stock Price-Based Plan (2)
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Donald R. Higgins	2,050 4,100 6,150	1 year ending on October 31, 2005 2 years ending on October 31, 2006 3 years ending on October 31, 2007	512.50 1,025.00 1,537.50	2,505 4,100 6,150	4,100 8,200 12,300

Timothy R. Duke	4,150 8,300 12,450	1 year ending on October 31, 2005 2 years ending on October 31, 2006 3 years ending on October 31, 2007	1,037.50 2,075.00 3,112.50	4,150 8,300 12,450	9,300 16,600 24,900

Mark G. Meikle	3,000 6,000 9,000	1 year ending on October 31, 2005 2 years ending on October 31, 2006 3 years ending on October 31, 2007	750 1,500 2,250	3,000 6,000 9,000	6,000 12,000 18,000

William M. Watson, Jr.	2,295 4,590 6,885	1 year ending on October 31, 2006 2 years ending on October 31, 2007 3 years ending on October 31, 2008	573 1,147 1,721	2,295 4,590 6,885	4,590 9,180 13,770

(1)	The performance period for each award was based on the commencement date of November 1, 2004.
(2)	A participant is entitled to receive one share of the Company’s common stock for each performance share that vests, with vesting determined based on the Company’s average return on invested capital relative to the average return on invested capital of peer companies for the performance period. The percentage of the performance shares that vest for a performance period is determined according to the following table:

Company’s relative average return on invested capital (expressed as a percentile of that of the peer group)	Percentage of performance shares that vest
95th	200%
90th	175%
85th	150%
80th	125%
75th	100%
70th	90%
65th	80%
60th	70%
55th	60%
50th	50%
45th	25%
Below 45th	0%

The peer group of companies consists primarily of US publicly traded companies with a Standard & Poors Global Industry Classification System code of 15104050 (which code applies to companies in the steel industry). Notwithstanding this schedule, if the Company’s average return on invested capital is negative for a performance period, no more than 25% of the number of performance shares for that period may vest. In addition, if a participant dies or becomes disabled prior to the end of a performance period, the participant will be deemed to have continued in employment through the end of the relevant performance period and will vest in the same number of performance shares in which the participant would have vested had the participant actually remained in continuous employment until the end of the performance period. Participants who retire prior to the end of a performance period will vest in a prorated portion of the total performance shares in which they would have vested had they remained in continuous employment until the end of the performance period. The pro-ration will be based on the number of days during the performance period which elapsed prior to the participant’s retirement. A participant is eligible to retire after having attained age 62 or, if earlier, after having attained age 55 and completed 10 years of service. In the event of a change in control of the Company, 100% of a participant’s performance shares will vest. The Company will settle such vested performance shares in cash, instead of in shares of the Company’s common stock, in an amount equal to the aggregate fair market value of shares of the Company’s common stock equal in number to the participant’s vested performance shares. The consummation of the merger of the Company with SDI will constitute a change in control for any outstanding performance grants.

Contracts with Executive Officers

Executive Employment Continuity Agreements. In February, 2005, the Company entered into executive employment continuity agreements with Messrs. Smith, Crawford, Higgins, Duke, Meikle, and Watson. The continuity agreements replaced change in control agreements that the Company previously had in place for each of these executives. The new continuity agreements provided that, in the event of a “change in control,” the Company would continue to employ each executive for a period of twenty-four (24) months (the “employment period”). “Change in control” is defined generally as the acquisition by any person of 20% or more of the voting power of the Company (subject to certain exceptions); the replacement of a majority of the current directors of the Company by other persons whose election was not approved by the current directors or their approved successors; or the reorganization, merger, consolidation or sale of all or substantially all of the assets of the Company which results in a specified change in the percentage of voting power held by shareholders who were shareholders of the Company immediately before the reorganization, merger, consolidation, or sale of assets. Because Mr. Duke is employed by a subsidiary of the Company, his agreement provided that a change in control also includes the reorganization, merger, consolidation or sale of all or substantially all of the assets of Steel of West Virginia, Inc. or SWVA, Inc. that results in a specified change in the percentage of voting power held by shareholders who were shareholders of either company immediately before such a transaction.

During the employment period, each executive will continue to receive (i) an annual base salary equal to at least the executive’s base salary before the change in control (which may be increased annually); (ii) an annual bonus opportunity equivalent to that available to the executive under the Company’s annual incentive plan in effect during the twelve-month period immediately preceding a change in control; and (iii) continued participation in all incentive, savings, retirement, welfare benefit and fringe benefit plans generally available to other peer executives of the Company on terms no less favorable than those in effect during the 90-day period immediately preceding a change in control.

The continuity agreements also specified the payments and benefits to which an executive would be entitled upon the termination of employment during the employment period for specified reasons, including death, disability, termination for cause or constructive termination (as those terms are defined in the agreements), or if the executive voluntarily terminates employment within 30 days after the first anniversary of a change in control. If an executive’s employment were terminated by the Company for any reason other than cause or disability, or by an executive for a constructive termination or during the 30 day period described above, the Company would pay to the executive a lump sum cash payment equal to his unpaid salary through the date of termination, any unpaid deferred compensation, and any amounts payable under the Company’s annual incentive plan, to the extent not yet paid. In addition, the Company would pay to the executive a lump sum cash payment equal to 2.99 multiplied by the sum of (i) the executive’s highest annual base salary for the 60-month period preceding termination of his employment, and (ii) the greater of 100% of the executive’s target bonus under the Company’s annual incentive plan for the year in which the change in control occurs or 100% of the executive’s annual bonus opportunity for the year in which the executive terminates employment (subject to pro-ration to the extent the executive is within three years of his mandatory retirement date). The executive would also be entitled to continued participation in the Company’s welfare benefit plans for two years following his termination of employment, receive a cash payment equal to the estimated employer contribution that he would have received under the Company’s tax-qualified retirement plan for the plan year in which his employment terminates, and payment of up to $25,000 of costs for out-placement services (unless he is within 36 months of his mandatory retirement date).

If an executive terminated employment by reason of disability or death, he would receive the same benefits as above (other than outplacement services). However, the lump sum severance payment based on the 2.99 multiplier and the lump sum payment based on the Company’s estimated contribution to any tax-qualified retirement plan will be prorated so that the executive will receive only a portion of each payment based on the number of months remaining in the employment period. If an executive’s employment terminates for any other reason, the agreement will terminate without further obligation of the Company other than the payment of any accrued obligations and any other amounts or benefits to which an executive would be entitled under any of the Company’s plans, policies, practices, or contracts then in effect.

The Company is required to determine if the payments and benefits to an executive under the agreement, combined with any other payments or benefits to which the executive may be entitled to from the Company, would result in imposition of the excise tax under Section 4999 of the Internal Revenue Code. Payments and benefits that would result in imposition of the excise tax (“change in control payments”) will be reduced to a level which would not result in imposition of the excise tax (the “capped amount”) if the capped amount is equal to at least 90% of the total amount of the change in control payments. No reduction will be required if the capped amount is less than 90% of the total change in control payments, and the Company shall be required to pay to the executive an additional payment to compensate the executive for the amount of the excise tax payable with respect to the change in control payments and for additional taxes on that payment

Changes Made in Connection with the SDI Transaction. In connection with execution of the Merger Agreement with SDI, the Company entered into amendments to the continuity agreements with Messrs. Smith, Higgins, Meikle and Watson. The amendments become effective at the effective time of the merger, and become null and void if the Merger Agreement is terminated. The Compensation Committee of the Company’s Board of Directors determined that the amendments were appropriate to facilitate the merger.

The amendments require that certain payments and benefits be provided to the executives at the time the merger occurs. These payments and benefits are in lieu of the payments and benefits that the executives would be entitled to under the original continuity agreements if the executive’s employment terminated under the circumstances described above during the two-year period following the merger. Each of the four executives will receive a lump sum cash payment equal to any unpaid salary through the date of the merger, any unpaid deferred compensation and any amounts payable under the Company’s Management Incentive Plan to the extent not yet paid. In addition, each executive’s outstanding stock incentive awards will become fully vested and exercisable on the merger date, and the period for exercise of their Company stock options will be extended for a specified period.

In addition, Messrs. Higgins, Meikle and Watson (but not Mr. Smith) will receive a lump sum cash payment equal to 2.5 times the sum of (i) the highest base salary paid or payable to the executive during the twelve-month period immediately preceding the merger and (ii) the greater of the total cash award that would have been paid to the executive under the Company’s Management Incentive Plan for the performance year ended October 31, 2005 if the performance objectives had been achieved at 100%, or the total cash award paid or payable under the Company’s Management Incentive Plan in a subsequent performance period. Messrs. Higgins, Meikle and Watson (but not Mr. Smith) also will receive lump sum cash payments at the time of the merger equal to $78,000, $75,000, and $75,000, respectively. These lump sum payments are in lieu of coverage under Company welfare benefit plans and other reimbursements and payments that these executives would have been entitled to if their employment terminated under certain circumstances during the two-year period following the merger.

The continuity agreements for Messrs. Crawford and Duke were not amended. However, in connection with the execution of the Merger Agreement, Messrs. Crawford and Duke entered into employment agreements with SDI setting forth the material terms of each executive’s employment with SDI following the merger and which provide that their continuity agreements will be superseded and cancelled at the time of the Company’s merger with SDI. If the Merger Agreement is terminated, Messrs. Crawford’s and Duke’s employment agreements with SDI will become null and void and their continuity agreements with the Company will remain effective and binding.

Compensation Committee and Report on Executive Compensation

Compensation Committee Interlocks and Insider Participation. The Company’s executive compensation program is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee is responsible for the establishment, approval and oversight of the total compensation and benefit policies, plans, programs and agreements for senior management, and consists of non-employee directors, none of whom are eligible to participate in any of the management compensation programs.

During 2005, the following individuals served on the Committee: George B. Cartledge, Jr., Charles I. Lunsford, II, and Joseph H. Vipperman. None of these members is, or has been, an officer or employee of the Company, and each member meets the independence requirements under applicable Nasdaq rules.

Overall Compensation Program. Executive compensation has, to date, consisted primarily of base salary, an award under the Company’s stock based incentive plan, and participation in the Company’s incentive compensation program. Executives also participate in benefit programs that are generally available to other Company employees, including tax-qualified retirement plans. Total compensation is designed to attract and retain qualified senior executives, to support a long-standing culture of loyalty and dedication among senior executives to the interests of the Company and its shareholders and to reward executives for both short and long-term operating results and individual contributions which enhance the overall value of the Company to its shareholders.

In prior years, salaries had been set at levels which, in general, were less than amounts paid by the Company’s principal competitors, with the expectation that the Company’s cash bonus arrangements would provide an opportunity for executives to earn incentives which could bring their overall annual compensation to levels more consistent with those of principal competitors. During the fourth quarter of the 2004 fiscal year, the Committee engaged a national compensation consulting firm to review the Company’s compensation program and recommend changes to the Committee. The consulting firm concluded that the Company’s compensation program was too heavily focused on short-term incentives, and did not sufficiently address competitive base salary and long-term incentives. The consulting firm concluded that this approach tended to reward short-term performance and lead to grater volatility in annual compensation. The consulting firm recommended that the Company revise its compensation program to place less emphasis on short-term performance and to provide a more balanced mix of base salary, annual incentives, and long-term incentives to achieve market competitiveness and a stronger correlation between performance and compensation. The Committee generally agreed with the consulting firm’s analysis and recommendations, and the Committee implemented revisions to the Company’s compensation program. These revisions resulted in the adoption of the Management Incentive Plan and the 2005 Stock Incentive Plan, both of which were approved by shareholders in 2005.

Base Salary. In setting bases salaries for executive officers, other than the Chief Executive Officer, the Committee met with the Chief Executive Officer to discuss each executive’s personal performance and a variety of additional factors, including personal competencies, job responsibilities, tenure with the Company, contributions to the Company’s financial results, historical salary levels at the Company, and current and projected economic conditions. The Committee met without the Chief Executive Officer to consider his base salary. In considering the Chief Executive Officer’s base salary, the Committee considered the same factors as were considered with respect to the other executive officers. In addition, the Committee considered overall Company performance in setting the Chief Executive Officer’s base salary, taking into account the Company’s record earnings in 2004, and his retirement scheduled to coincide with the 2006 annual meeting of shareholders.

With the changes made in the Company’s compensation program beginning in 2005, base salaries for executive officers are targeted to be set at levels generally equal to the 50th percentile of a group of thirteen steel companies selected and confirmed by the Company and its consultant. In setting salaries for 2005, the Committee determined not to reduce the salary for an executive officer below the level established for 2004, as long as the executive had satisfactory personal performance. The Committee determined that this group of steel companies was an appropriate group to measure competitive base salaries for the Company’s executive officers because this group most closely represents the firms with which the Company directly competes for executive talent.

Annual Incentives. The Committee uses annual incentives to link a meaningful portion of executive compensation directly to Company profitability, with the goal of motivating executives to increase profitability and rewarding executives with respect to the Company’s success. The emphasis on incentive compensation for executives is consistent with a performance-based policy applied throughout the Company.

For 2005, the annual incentive component of an executive’s overall compensation included for the first three months the Company’s then existing incentive arrangement, which had been established in 1958, and for the next nine months the Management Incentive Plan approved by shareholders at the 2005 annual meeting. The Committee determined that each of these plans helped insure that a portion of the cash compensation of the executive officers was appropriately at risk with respect to the profitability of the Company.

Under the program in place for the first three months of the year, annual incentives for executives were based on a percentage of the consolidated monthly gross profits, before profit sharing and taxes, of the Company or, in the case of Mr. Duke, of Steel of West Virginia, Inc. (“SWVA”). During the first three months of 2005, the incentive percentage paid to Messrs. Smith, Crawford, Higgins, Meikle and Watson equaled 2.5%, 0.75%, 0.75%, 0.25%, and 0.125%, respectively, of the Company’s consolidated gross profits. During this same period, the incentive percentage paid to Mr. Duke equaled 2.0% of SWVA’s monthly gross profits.

Under the Management Incentive Plan, the Committee selected “earnings before interest, taxes, depreciation, and amortization” (“EBITDA”) as the appropriate performance measure for determining whether any bonuses were earned. In making this selection, the Committee conferred with management and the consulting firm the Committee had retained. The Committee then considered several factors, including that EBITDA had been used as the basis for bonuses under the Company’s previous plan, that EBITDA was a generally accepted method for determining successful operations of capital intensive businesses, and that EBITDA was readily determinable.

For 2005, the Committee granted target awards (expressed as a percentage of base salary) equal to 60% to Mr. Smith, 50% to Mr. Crawford, and 40% to each of Messrs. Higgins, Duke Meikle, and Watson, with the maximum award equal to 200% of the target, and the threshold award equal to 25% of the target. For Mr. Messrs Smith, Crawford, Higgins, Meikle and Watson, the Company’s consolidated EBITDA was the applicable performance measure, and for Mr. Duke SWVA’s consolidated EBITDA was the applicable performance measure. The level of EBITDA necessary to earn the threshold, target, and maximum bonus amounts was based on the Company’s and SWVA’s historical EBITDA for each of the years in the ten-year period from 1995 to 2004. The level of EBITDA necessary to earn 25%, 100% and 200% of the target percentage was set at levels with a probability of achievement of 90%, 50%, and 20%, respectively. Bonus amounts between the threshold and target, and the target and the maximum is based on interpolated performance levels. To ensure that participants did not receive bonuses under both the Management Incentive Plan and the prior incentive program, the Committee pro-rated the bonuses payable under the Management Incentive Plan. For 2005, the Committee certified, with respect to the awards for the Company’s executive officers, that the Company and SWVA, as applicable, had achieved EBITDA necessary for the payment of the maximum bonus.

Stock Based Incentives. The Committee intends for stock based incentive awards to be a larger component of the Company’s compensation program and to link a meaningful portion of executive compensation to enhancements in shareholder value. For 2005, the Committee decided to grant full-value performance share awards under which vesting and payment are directly linked to the Company’s performance relative to that of a broad group of peer companies. The Committee decided to use full-value awards because it believes that these types of awards allow for more precise targeting of compensation to the achievement of specific corporate performance measures. In addition, the Committee selected “return on invested capital” as the appropriate measure because of the direct correlation between a return on investment and shareholder value. Further, the Committee decided that Company performance should be measured against that of a peer group different from, and larger than, the peer group used to set base salaries for the year. The Committee selected this larger peer group for the performance share awards because it believed that this group provided for a more meaningful comparison when evaluating the Company’s financial performance. In making its determinations, the Committee considered comments from management and recommendations from the compensation consulting firm that the Committee had retained.

In 2005, the Committee approved performance share grants equal to a base number of shares of the Company’s common stock. A total of 155,390 performance share grants were made to the Company’s executive officers, with 29,050 of the grants having a one-year performance period ending on October 31, 2005, 58,100 of the grants having a two-year performance period ending on October 31, 2006,and 68,240 of the grants having a three-year performance period ending on October 31, 2007. The awards made to each executive officer are described in the table captioned “Long-Term Incentive Plans-Awards in Last Fiscal Year”. For 2005, the Committee certified, with respect to the awards for the Company’s executive officers, that the Company had achieved a relative average return on invested capital equal to the 70th percentile, which resulted in the vesting of 90% of each executive’s target award.

Other Arrangements for Senior Officers. In February, 2005, following a comprehensive review of the Company’s compensation program for senior officers, the Company entered into new executive employment continuity agreements (the “continuity agreements”) with Messrs. Smith, Crawford, Higgins, Duke, Meikle, and Watson, as described above in the section captioned “Contracts with Executive Officers” included in the portion of this Item 11 titled “Executive Compensation.” The continuity agreements were implemented to insure that the shareholders’ interests were protected during negotiations relating to possible business combination transactions by placing the executives responsible for such negotiations in an objective, impartial position, and to encourage key managers to remain with the Company through the occurrence of a possible business combination transaction.

Section 162(m) of the Internal Revenue Code. The Company is subject to Section 162(m) of the Internal Revenue Code which limits to $1 million per year the tax deduction available to public companies for certain compensation paid to its chief executive officer or to any of its four other most highly compensated executive officers. Performance-based compensation is not subject to the deduction limitation if certain requirements are met. To qualify as performance-based compensation, the compensation payments must be based on achieving objective performance criteria and the material terms of the performance criteria must have been approved by shareholders. The awards made under the Management Incentive Plan and the 2005 Stock Incentive Plan were designed to meet the requirements for performance based compensation.

The Committee, with the assistance of the Company’s legal counsel, has reviewed the impact of Section 162(m) on the Company and believes that it is unlikely that any of the compensation paid to any executive officer during the 2005 fiscal year will exceed the limit. The Committee will continue to monitor the impact of Section 162(m) and to assess alternatives for avoiding any loss of tax deductions.

George B. Cartledge, Jr., Chairman
Charles I. Lunsford, II	Joseph H. Vipperman

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Index (the “S&P 500”) and the Standard & Poor’s Steel Index (the “S&P Steel”) for the five year period commencing on October 31, 2000 and ending on October 31, 2005. These comparisons assume the investment of $100 in the Company’s common stock and each of the indices on October 31, 2000 and the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Roanoke Electric Steel Corporation, the S&P 500 Index, and the S&P Steel Index

	Base Period 2000	2001	2002	2003	2004	2005
Roanoke	100	122.78	113.33	108.64	163.40	250.07
S&P 500	100	75.10	63.75	77.01	84.27	91.62
S&P Steel	100	105.39	104.41	135.31	213.13	274.64

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth as of December 31, 2005, information with respect to the known beneficial owners of more than five percent of the outstanding common stock of the Company. To the Company’s knowledge, no other person owned more than 5% of the Company’s outstanding common stock as of December 31, 2005.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
FMR Corp Edward C. Johnson, III and Abigail P. Johnson 82 Devonshire Street Boston, MA 02019	1,127,557	(2)	10.03%

Strong Capital Management, Inc. 100 Heritage Reserve Menomonee Falls, WI 53051	718,131	(3)	6.39%

Wesley Guylay Capital Management , L.P. Wesley Guylay Capital Management III, L.P. Wesley Richard Gulay 30 Rockefeller Plaza, Suite 4535 New York, NY 10112	626,711	(4)	5.58%

Sarah Hancock McClain 299 Redbud Lane, Rte. 951 Moneta, VA 24121	933,954		8.31%

(1)	Based on the number of shares outstanding at December 31, 2005, excluding shares held by the Company’s subsidiaries.
(2)	FMR Corp. is the parent holding company of Fidelity Management & Research Company, a registered investment advisor. Fidelity Management & Research Company by acting as the investment advisor to various registered investment companies is the beneficial owner of shares of the Company’s common stock. Mr. and Mrs. Johnson and their family members are the principal shareholders of FMR Corp. The information in the table is based on a Schedule 13G filed on February 14, 2005.
(3)	Strong Capital Management, Inc. is a registered investment advisor and holds shares of the Company’s common stock on behalf of its investment advisory clients. Mr. Strong is the principal shareholder of Strong Capital Management. The information in the table is based on a Schedule 13G filed on February 11, 2005.
(4)	The information in the table is based on a Schedule 13G filed on February 11, 2005.

The following table sets forth as of December 31, 2005, certain information regarding the beneficial ownership of the common stock of the Company by each director and nominee, each executive officer, and directors, nominees and executive officers as a group. Unless otherwise noted in the footnotes to the table, the named persons have sole voting and investment power with respect to all outstanding shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner and Number of Persons in Group	Shares of Common Stock Beneficially Owned(1)	Percent of Class(2)
George B. Cartledge, Jr.(3) (4)	180,264	1.60%
T. Joe Crawford	52,025	*
Timothy R. Duke	34,532	*
Donald R. Higgins(3)	56,455	*
George W. Logan(3)	388,100	3.45%
Charles I. Lunsford, II(3) (5)	22,395	*
Mark G. Meikle	7,830	*
Thomas L. Robertson	34,725	*
Donald G. Smith(3)	234,744	2.08%
Charles W. Steger	2,150	*
Joseph H. Vipperman	2,700	*
William M. Watson, Jr.	1,400	*
All directors, and executive officers as a group (12 persons)	1,017,320	9.00%

*	Less than one percent
(1)	Includes the following number of shares of common stock that may be acquired within 60 days of the Record Date through the exercise of stock options under one or more of the Company’s stock plans: Mr. Crawford, 12,000; Mr. Logan, 3,000; Mr. Lunsford, 3,000; Mr. Robertson, 3,000; Mr. Smith, 48,000; and all directors and executive officers as a group, 69,000.
(2)	Based on the number of shares outstanding at, or acquirable within 60 days of, December 31, 2005, excluding shares held by the Company’s subsidiaries.
(3)	Includes the following number of shares of common stock owned by or for the benefit of family members of the following directors and executive officers: Mr. Cartledge, 1,264; Mr. Higgins, 1,450; Mr. Logan, 610; Mr. Lunsford, 17,245; and Mr. Smith, 38,384.
(4)	Includes 50,000 shares held by Grand Home Furnishings, Inc., of which Mr. Cartledge is Chairman, and 67,500 shares held in a trust, of which Mr. Cartledge is co-trustee, for the benefit of his children.
(5)	Includes 650 shares held by a charitable trust in which Mr. Lunsford is a co-trustee and shares investment power.

The equity compensation plan information required by this item is incorporated by reference to the information set forth under Item 5 of Part II of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Edward M. Smith, the son of Donald G. Smith, the Chairman and Chief Executive Officer of the Company, is Vice President of Rutherfoord, an insurance brokerage and risk management firm, in Roanoke Virginia. During the fiscal year ending on October 31, 2005, the Company purchased one or more of its business insurance policies (including, general liability, automobile liability, workers’ compensation, environmental liability, umbrella liability, and wharfinger’s liability) through Rutherford. The Company paid, or will pay, premiums totaling $3,696,640 to Rutherfoord for the insurance purchased or renewed through Rutherfoord during fiscal 2005. Mr. Edward Smith is compensated by his firm based upon the fees or commissions the firm receives on business that he generates, and Mr. Edward Smith will earn approximately $62,000 as a result of the insurance purchased or renewed by the Company through Rutherfoord during fiscal 2005.

Barry E. Wirt, the son-in-law of Donald G. Smith, the Chairman and Chief Executive Officer of the Company, is an owner of Claytor/Wirt Associates, an insurance agency and brokerage firm, in Roanoke, Virginia. During the fiscal year ending on October 31, 2005, the Company renewed disability insurance, group life insurance, and Company owned life insurance originally purchased in prior years. In addition, the Company purchased company owned life insurance policies on two senior officers through Claytor/Wirt Associates, which policies are in addition to those purchased by the Company in prior years. The Company paid, or will pay, premiums totaling $116,824 to Claytor/Wirt for the insurance purchased or renewed through Claytor/Wirt during fiscal 2005. Mr. Wirt is compensated by his firm based on the fees or commission the firm receives on the business he generates, and Mr. Wirt will earn approximately $6,400 as a result of the insurance purchased or renewed by the Company through Claytor/Wirt during fiscal 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Report of the Audit Committee. The Audit Committee operates pursuant to a written charter adopted by the Board of Directors. The Committee is responsible for overseeing the Company’s accounting and financial reporting processes and audits of the Company’s consolidated financial statements. As set forth in its charter, the Committee acts in an oversight capacity and relies on the work and assurances of both management, which has primary responsibilities for the Company’s financial statements and reports, as well as the independent registered public accounting firm responsible for expressing an opinion on the conformity of the Company’s audited consolidated financial statements to U.S. generally accepted accounting principles.

The Committee met 11 times during 2005. In the course of its meetings, the Committee met with the Company’s independent registered public accounting firm, both with and without management, and reviewed the results of their audit examinations, evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting. The Committee also discussed with the Company’s independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, by the Sarbanes-Oxley Act of 2002, and by the charter of the Committee, and it received and discussed with the independent registered public accounting firm their written report required by Independence Standards Board Standard No. 1.

The Committee has reviewed with management and KPMG LLP the Company’s audited consolidated financial statements for 2005, and discussed, among other things, the quality and acceptability of the financial reporting, the reasonableness and consistency of significant accounting judgments and estimates, and the quality of disclosures in the consolidated financial statements. Management has represented, and KPMG LLP has issued an opinion that the consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

The Committee reviewed and discussed the requirements of, and the Company’s compliance with, Section 404 of Sarbanes-Oxley, including the Public Company Accounting Oversight Board’s Auditing Standard No. 2 regarding the audit of internal control over financial accounting.

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors (and the Board has approved) that the Company’s audited consolidated financial statements be included in the Annual Report on Form 10-K.

Thomas L. Robertson, Chairman
George W. Logan	Charles W. Steger

Changes in the Company’s Certifying Accountant. On May 11, 2005, the Audit Committee dismissed Deloitte & Touche LLP as the Company’s independent registered public accounting firm. Also on May 11, 2005, the Committee approved the engagement of KPMG LLP as the Company’s independent registered public accounting firm to replace Deloitte &Touche for the Company’s 2005 fiscal year.

The reports of Deloitte & Touche LLP on the consolidated financial statements of the Company for the two fiscal years ended October 31, 2004 and October 31, 2003, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company’s financial statements for each of the two fiscal years ended October 31, 2004 and October 31, 2003, and in subsequent interim periods, there were no disagreements between the Company and its auditors, Deloitte & Touche LLP on any matter of accounting principles or practices, consolidated financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the matters in its reports.

The Company did not consult with KPMG LLP during the two fiscal years ended October 31, 2004 and October 31, 2003, or during the subsequent interim periods on either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements.

The Company provided Deloitte & Touche LLP with a copy of the disclosure and requested Deloitte & Touche LLP to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether Deloitte & Touche LLP agreed with the statements made by the Company. The letter was attached to the Company’s Form 8-K filed May 17, 2005, as Exhibit 16 thereto.

Audit and Non-Audit Fees. The following table sets forth fees paid to KPMG LLP for services provided during 2005:

2005
Audit Fees	$785,000
Audit Related Fees	—
Tax Fees	10,000
All Other Fees	—

TOTAL	$795,000

Fees for audit services include fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, internal control audit required by Sarbanes-Oxley Section 404 regulation, and procedures associated with filings with the Securities and Exchange Commission. Tax fees include tax compliance.

The following table sets forth fees paid to Deloitte & Touche LLP for services provided during 2004 and 2005 prior to its dismissal by the Committee:

	2005	2004
Audit Fees (1)	$31,853	$603,733
Audit Related Fees (2)	13,140	124,941
Tax Fees (3)	0	18,500
All Other Fees	62,282	—

TOTAL	$107,275	$747,174

(1)	Represents fees for professional services provided in connection with the audit of annual consolidated financial statements and review of quarterly consolidated financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.
(2)	Represents fees for assurance services related to the audit of the Company’s financial statements and for services in connection with audits of the Company’s benefit plans.
(3)	Represents fees for services provided in connection with tax compliance, tax advice and tax planning, including services provided in connection with assistance in the preparation and filing of tax returns.

The Audit Committee has determined that the provision of audit and non-audit services by the Company’s independent registered public accounting firms was compatible with maintaining such firms’ independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by the Company’s independent registered public accounting firms. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During 2005, all of the services performed by either Deloitte & Touche LLP or KPMG LLP were approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. The following financial statements are incorporated by reference to pages 14 through 36 of the 2005 Annual Report:

(a) Consolidated Balance Sheets

(b) Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings (Loss)

(c) Consolidated Statements of Earnings (Loss)

(d) Consolidated Statements of Cash Flows

(e) Notes to Consolidated Financial Statements

(f) Management’s Report on Internal Control Over Financial Reporting

(g) Reports of Independent Registered Public Accounting Firms

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

2.	Financial Statement Schedules. See Item 15(c).

3.	Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, and incorporated into, this report.

(b)	See Index to Exhibits and Item 15(a)(3).

(c)	The following consolidated financial statement schedule, Schedule II – Valuation and Qualifying Accounts”, should be read in conjunction with the consolidated financial statements. The opinion of KPMG LLP with respect to this schedule as of October 31, 2005, and for the year then ended, is included within the consent of KPMG LLP attached as Exhibit 23.1 to this Form 10-K and incorporated herein by reference. The opinion of Deloitte & Touche LLP with respect to this schedule as of October 31, 2004 and October 31, 2003, and for the years then ended, is set forth on the next page.

The financial statement schedules not included in this report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or included in the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Roanoke Electric Steel Corporation

Roanoke, Virginia

We have audited the consolidated financial statements of Roanoke Electric Steel Corporation and subsidiaries (the “Company”) as of October 31, 2004, and for the years ended October 31, 2004 and 2003, and have issued our report thereon dated December 8, 2004, except for Note 1 - Discontinued Operations, as to which the date is January 11, 2006 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, on November 1, 2002); such consolidated financial statements and report are included in your 2005 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company for the years ended October 31, 2004 and 2003, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule for the years ended October 31, 2004 and 2003, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

December 8, 2004

Set forth below is “Schedule II - Valuation and Qualifying Accounts” for the Registrant as required by Rule 5-04 of Regulation S-X:

Description	Beginning Balance	Charged to Cost & Expenses (1)	Charged to Other Accounts	(A/R Charged Against Allowance) Deductions	Ending Balance
Y/E 10/31/03:
Allowance for:
Bad debts	$1,180,815	$3,328,465	$—	$1,680,687	$2,828,593
Sales returns	682,931	742,544	—	824,039	601,436

	1,863,746	4,071,009	—	2,504,726	3,430,029

Y/E 10/31/04:
Allowance for:
Bad debts	2,828,593	2,079,166	—	595,308	4,312,451
Sales returns	601,436	1,887,679	—	1,462,847	1,026,268

	3,430,029	3,966,845	—	2,058,155	5,338,719
Y/E 10/31/05:
Allowance for:
Bad debts	4,312,451	431,817	—	2,930,768	1,813,500
Sales returns	1,026,268	1,542,613	—	1,071,242	1,497,639

	$5,338,719	$1,974,430	$—	$4,002,010	$3,311,139

(1)	The Company sells to a large customer base of steel fabricators, steel service centers, original equipment manufacturers and construction contractors, most all of which deal primarily on 30-day credit terms. The Company believes its concentration of credit risk to be minimal in any one geographic area or market segment. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Allowances for doubtful accounts are maintained to provide for estimated losses resulting from the inability of the Company’s customers to make required payments. Such allowances are estimated based on historical loss experience (relative to aging of accounts receivable) and current market economic conditions affecting our customers (i.e., bankruptcy filing). If the amount of actual losses exceeds our estimates, or if the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 11, 2006	ROANOKE ELECTRIC STEEL CORPORATION

	By:	/s/ Donald G. Smith
Donald G. Smith, Chairman, Treasurer and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald G. Smith Donald G. Smith	Chairman of the Board, Chief Executive Officer, Treasurer (Principal Executive Officer)	January 11, 2006

/s/ Mark G. Meikle Mark G. Meikle	Vice President – Finance, Assistant Treasurer, Chief Financial Officer (Principal Financial Officer)	January 11, 2006

/s/ T. Joe Crawford T. Joe Crawford	President and Director	January 11, 2006

* George B. Cartledge, Jr.	Director	January 11, 2006

* Timothy R. Duke	Director	January 11, 2006

* George W. Logan	Director	January 11, 2006

* Charles I. Lunsford, II	Director	January 11, 2006

* Thomas L. Robertson	Director	January 11, 2006

* Charles W. Steger	Director	January 11, 2006

* Joseph H. Vipperman	Director	January 11, 2006

* By:	/s/ William M. Watson, Jr.
William M. Watson, Jr., Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement of Merger and Reorganization, dated October 17, 2005, by and among Steel Dynamics, Inc., RS Acquisition Corporation and Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 2.1 to the Current Report filed October 24, 2005 (file number 0-2389))

3.1	Articles of Incorporation, as amended, of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (file number 0-2389))

3.2	Amended and Restated Bylaws of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 3(ii).1 to the Current Report on Form 8-K filed November 21, 2005 (file number 0-2389))

4.1	Form of certificate representing common stock of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-25299, on Form S-8, filed with the Commission on April 16, 1997)

4.2	Credit Agreement dated October 4, 2004 among Roanoke Electric Steel Corporation, the lender parties thereto, and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (file number 0-2389))

10.1*	Roanoke Electric Steel Corporation Executive Officer Incentive Arrangement (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (file number 0-2389))

10.2*	SWVA, Inc. Supplemental Executive Retirement Plan (FILED HEREWITH)

10.3*	Roanoke Electric Steel Corporation Employees’ Stock Option Plan (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K for the fiscal year ended October 31, 1998 (file number 0-2389))

10.4*	Amendment No. 4 to the Roanoke Electric Steel Corporation Employees’ Stock Option Plan (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (file number 0-2389))

10.5*	Roanoke Electric Steel Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 3, 2005 (file number 0-2389))

10.6*	Form of Performance Grant Agreement for one, two, and three-year performance grants under the Roanoke Electric Steel Corporation 2005 Stock Incentive Plan and dated January 28, 2005 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 (file number 0-2389))

10.7*	Form of Restricted Stock Agreement for outside directors under the Roanoke Electric Steel Corporation 2005 Stock Incentive Plan dated January 28, 2005 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 (file number 0-2389))

10.8*	Roanoke Electric Steel Corporation Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (file number 0-2389))

10.9*	Roanoke Electric Steel Corporation Amended and Restated Directors’ Retirement Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 3, 2005 (file number 0-2389))

10.10*	Roanoke Electric Steel Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 3, 2005 (file number 0-2389))

10.11*	Executive Employment Continuity Agreement dated February 18, 2005 with Donald G. Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.12*	Executive Employment Continuity Agreement dated February 18, 2005 with T. Joe Crawford (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.13*	Executive Employment Continuity Agreement dated February 18, 2005 with Timothy R. Duke (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.14*	Executive Employment Continuity Agreement dated February 18, 2005 with Donald R. Higgins (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.15*	Executive Employment Continuity Agreement dated February 18, 2005 with Mark G. Meikle (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.16*	Executive Employment Continuity Agreement dated February 18, 2005 with William M. Watson, Jr. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.17*	Amendment to Executive Employment Continuity Agreement dated as of October 17, 2005, with Donald G. Smith (incorporated by reference to Exhibit 10.1 to the Current Report filed October 24, 2005 (file number 0-2389))

10.18*	Amendment to Executive Employment Continuity Agreement dated as of October 17, 2005, with Donald R. Higgins (incorporated by reference to Exhibit 10.2 to the Current Report filed October 24, 2005 (file number 0-2389))

10.19*	Amendment to Executive Employment Continuity Agreement dated as of October 17, 2005, with Mark G. Meikle (incorporated by reference to Exhibit 10.3 to the Current Report filed October 24, 2005, and amended January 11, 2006 (file number 0-2389))

10.20*	Amendment to Executive Employment Continuity Agreement dated as of October 17, 2005, with William M. Watson, Jr. (incorporated by reference to Exhibit 10.4 to the Current Report filed October 24, 2005 (file number 0-2389))

10.21*	Collective Bargaining Agreement dated June 10, 2002 by and between SWVA, Inc. and the United Steelworkers of America, AFL-CIO (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (file number 0-2389))

13	2005 Annual Report to Shareholders (FILED HEREWITH)

21	Subsidiaries of Roanoke Electric Steel Corporation (FILED HEREWITH)

23.1	Consent of KPMG LLP (FILED HEREWITH)

23.2	Consent of Deloitte & Touche LLP (FILED HEREWITH)

24	Power of Attorney (FILED HEREWITH)

31.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

*	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.