Form 10-Q
period 2006-01-31
ROANOKE ELECTRIC STEEL CORP
filed 2006-03-09
CIK 84278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2006, 12,623,515 shares of Roanoke Electric Steel Corporation common stock were issued and outstanding.

ROANOKE ELECTRIC STEEL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Roanoke Electric Steel Corporation

Condensed Consolidated Balance Sheets (Unaudited)

	January 31, 2006	October 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,335,035	$17,699,681
Accounts receivable, net of allowances of $2,057,029 in 2006 and $1,813,500 in 2005	75,359,971	69,832,819
Inventories	115,260,554	111,148,498
Prepaid expenses and other current assets	2,375,799	2,745,513
Deferred income taxes	8,503,932	9,259,363

Total current assets	221,835,291	210,685,874

PROPERTY, PLANT AND EQUIPMENT
Land	7,589,354	7,589,354
Land improvements	8,684,834	8,659,969
Buildings	40,414,374	39,979,492
Manufacturing machinery and equipment	122,466,673	120,985,300
Other property and equipment	27,315,093	26,503,800
Assets under construction	2,594,121	3,695,866

Total	209,064,449	207,413,781
Less—accumulated depreciation	104,791,202	101,557,193

Property, plant and equipment, net	104,273,247	105,856,588

GOODWILL	13,868,647	13,868,647

OTHER ASSETS	2,818,539	2,998,958

TOTAL ASSETS	$342,795,724	$333,410,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligation	$1,860,911	$21,607,281
Accounts payable and other accrued expenses	33,497,659	38,287,878
Dividends payable	1,248,544	1,226,315
Employees’ taxes withheld	555,063	232,503
Accrued profit sharing contribution	5,349,036	7,302,741
Accrued wages and related expenses	18,597,217	21,182,355
Accrued income taxes	10,520,317	9,664,842

Total current liabilities	71,628,747	99,503,915

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION
Notes and capital lease obligation	43,227,434	35,232,494
Less—current portion	1,860,911	21,607,281

Total long-term debt and capital lease obligation	41,366,523	13,625,213

DEFERRED INCOME TAXES	23,082,272	24,710,596

OTHER LIABILITIES	3,109,217	3,120,909

STOCKHOLDERS’ EQUITY
Common stock—no par value—authorized 20,000,000 shares, issued 12,623,515 shares in 2006 and 12,421,427 in 2005	9,368,849	6,967,686
Additional paid-in capital	885,427	1,063,177
Retained earnings	194,259,887	185,146,709
Accumulated other comprehensive income (loss)	(87,330)	89,730

Total	204,426,833	193,267,302
Less—treasury stock, 1,273,114 shares — at cost	817,868	817,868

Total stockholders’ equity	203,608,965	192,449,434

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$342,795,724	$333,410,067

See notes to condensed consolidated financial statements.

Roanoke Electric Steel Corporation

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended January 31,
	2006	2005
SALES	$149,231,760	$131,309,983

COSTS
Cost of sales	119,291,374	102,714,466
Profit sharing	3,124,750	2,857,382

Total	122,416,124	105,571,848

GROSS EARNINGS	26,815,636	25,738,135

OTHER OPERATING EXPENSES (INCOME)
Administrative	8,740,919	7,444,436
Interest expense	757,231	851,203
Profit sharing	768,191	694,425
Interest income	(163,179)	(21,982)

Total	10,103,162	8,968,082

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,712,474	16,770,053

INCOME TAX EXPENSE	6,350,752	6,658,218

EARNINGS FROM CONTINUING OPERATIONS	10,361,722	10,111,835

DISCONTINUED OPERATIONS (NOTE 1):
LOSS ON DISCONTINUED OPERATIONS BEFORE INCOME TAXES (INCLUDING LOSS ON SALE)	—	(1,518,263)
INCOME TAX BENEFIT	—	(592,302)

LOSS ON DISCONTINUED OPERATIONS	—	(925,961)

NET EARNINGS	$10,361,722	$9,185,874

Earnings per share of common stock:
Earnings from continuing operations:
Basic	$0.92	$0.92
Diluted	$0.91	$0.90

Loss on discontinued operations:
Basic	—	(0.08)
Diluted	—	(0.08)

Net earnings per share of common stock:
Basic	$0.92	$0.83
Diluted	$0.91	$0.82

Cash dividends per share of common stock	$0.11	$0.11

Weighted average number of common shares outstanding :
Basic	11,222,822	11,038,710

Diluted	11,347,961	11,177,438

See notes to condensed consolidated financial statements.

Roanoke Electric Steel Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended January 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$10,361,722	$9,185,874
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred compensation liability	32,284	(4,257)
Postretirement liabilities	(53,644)	(201,448)
Landfill closure obligation	9,668	9,016
Depreciation and amortization	3,351,885	3,629,753
Stock-based compensation expense	1,068,110	—
Gain on sale of property, plant and equipment	(21,449)	(1,226)
Deferred income tax benefit	(754,853)	(678,000)
Loss on sale of subsidiary	—	790,685
Changes in assets and liabilities which provided (used) cash, exclusive of changes shown separately	(18,225,362)	(12,269,083)

Net cash provided by (used in) operating activities	(4,231,639)	461,314

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,730,006)	(1,174,508)
Proceeds from sale of property, plant and equipment	21,449	17,783
Proceeds from sale of subsidiary	—	4,206,829

Net cash provided by (used in) investing activities	(1,708,557)	3,050,104

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(1,248,544)	(1,222,189)
Increase in dividends payable	22,229	10,449
Payments of long-term debt	(17,100,000)	(15,708,868)
Proceeds from long-term debt	25,100,000	19,000,000
Proceeds from exercise of common stock options	1,806,925	1,315,086
Repayment of bank overdraft	—	(4,777,540)
Payment of capital lease principal	(5,060)	(4,805)

Net cash provided by (used in) financing activities	8,575,550	(1,387,867)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,635,354	2,123,551
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,699,681	869,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,335,035	$2,992,551

CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED (USED) CASH, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
(Increase) decrease in accounts receivable	$(5,527,152)	$6,288,172
(Increase) decrease in inventories	(4,112,056)	(16,946,676)
(Increase) decrease in prepaid expenses and other current assets	220,164	(416,055)
(Increase) decrease in other assets	141,881	(48,063)
Increase (decrease) in accounts payable and other accrued expenses	(4,790,219)	3,999,996
Increase (decrease) in employees’ taxes withheld	322,560	75,347
Increase (decrease) in accrued profit sharing contribution	(1,953,705)	(2,665,094)
Increase (decrease) in accrued wages and expenses	(3,382,310)	(813,666)
Increase (decrease) in accrued income taxes	855,475	(1,743,044)

Total	$(18,225,362)	$(12,269,083)

See notes to condensed consolidated financial statements.

ROANOKE ELECTRIC STEEL CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

January 31, 2006

Note 1.	Roanoke Electric Steel Corporation is both an operating company and a holding company with both direct and indirect subsidiaries. The consolidated financial statements include the accounts of Roanoke Electric Steel Corporation and its wholly-owned subsidiaries, Shredded Products Corporation, John W. Hancock, Jr., Inc., Socar, Inc., RESCO Steel Products Corporation, Roanoke Technical Treatment & Services, Inc. and Steel of West Virginia, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated, including shares of the Company’s common stock held by subsidiaries, which shares are classified as treasury shares. The Company operates in a single business segment. For purposes of this quarterly report, the defined term “Company” will, depending on the context, refer to Roanoke Electric Steel Corporation and its subsidiaries on a consolidated basis or refer to Roanoke Electric Steel Corporation as an operating company (See Note 18).

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position as of January 31, 2006 and the consolidated results of operations and cash flows for the three months ended January 31, 2006 and 2005. Refer to the Company’s annual report on Form 10-K for a description of critical accounting policies.

Revenue is recognized when title transfers upon shipment. Additionally, revenue is recognized on certain fabricated products sold pursuant to construction contracts utilizing the percentage-of-completion method. Percentage of completion is measured principally based on steel consumed on finished product as a percentage of the estimated steel required for each contract. The Company recognizes profit at the time revenue is recognized, based on its estimates as to the project status and the remaining steel to be consumed to complete a particular project. If actual consumption exceeds estimated consumption, then the percentage of completion method is adjusted to prorate revenue up to the amount allowed by the contract in the period determined. Costs and estimated earnings on uncompleted contracts were $7,808,012 as of January 31, 2006 and $6,668,645 as of October 31, 2005, and are included in accounts receivable. Such fabricated products accounted for 17% and 18% of the Company’s consolidated sales for the three months ended January 31, 2006, and 2005, respectively.

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

The 2005 Stock Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance grants, and deferred shares and is administered by the Compensation Committee of the Company’s Board of Directors. The 2005 Stock Plan does not amend the Employees’ Stock Option Plan or the Non-Employee Director Stock Option Plan. There are 0 and 1,000 shares available for future issuance under these existing plans, respectively. As of January 31, 2006, options covering 48,500 and 7,500 shares of the Company’s common stock were outstanding under the Employee’s Stock Option Plan and Non-Employee Director Stock Option Plan, respectively.

On January 28, 2005, the Compensation Committee approved, and the Board of Directors ratified, an aggregate of 192,080 performance grants to certain executives under the 2005 Stock Plan. A performance grant is an award of a base number of performance shares. Of these awards, 34,570 performance shares had a one-year performance period ending on October 31, 2005, 69,140 have a two-year performance period ending on October 31, 2006, and 88,370 have a three-year performance period ending on October 31, 2007. An employee is entitled to receive one share of the Company’s common stock for each performance share that vests at the end of a specified performance period. For any performance shares to vest, an employee must remain in continuous employment (subject to certain exceptions for death, disability, or retirement) until the end of the specified performance period. The number of performance shares that vest will be determined based on the Company’s average return on invested capital relative to the average return on invested capital of peer companies, with none of the base number of shares vesting if the Company’s relative average return on invested capital is less than the 45th percentile, and 25%, 100%, and 200% of the base number of shares vesting if the Company’s relative average return on invested capital equals the 45th, 75th and 95th percentile, respectively. Notwithstanding the vesting schedule, if the Company’s average return on invested capital is negative for a performance period, no more than 25% of the base number of performance shares will vest. In the event of a change of control, 100% of the base number of performance shares vest, and are payable in cash rather than shares of the Company’s common stock (See Note 18).

Also on January 28, 2005, each of the Company’s six outside directors received an award of 1,500 shares of restricted stock of the Company pursuant to the terms of the 2005 Stock Plan. The shares of restricted stock became fully vested and transferable on January 28, 2006, as all outside directors remained in continuous service on the Board of Directors through that date.

Accounting for Stock-Based Compensation

Prior to November 1, 2004, the Company accounted for share-based payments under the intrinsic value method recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. In accordance with APB No. 25, compensation cost was recognized over the applicable service period for the difference between the exercise price of the award and the fair value of the stock price on the grant date. No options have been granted in fiscal 2006 or in 2005.

On November 1, 2004, the Company early adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost of such share-based payments is to be recognized over the requisite service period based on fair values measured on the grant date of the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after October 31, 2004. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of October 31, 2004 is recognized as the requisite service is rendered. The adoption of SFAS No. 123R had no effect on the Company’s financial statements at the date of adoption, since the requisite service had been rendered for all awards outstanding as of October 31, 2004.

Under SFAS No. 123R, the fair value of each performance grant and each share of restricted stock issued on January 28, 2005, is equal to the market price of the Company’s common stock on that date. Unamortized compensation cost of $4,448,082 related to 157,510 performance shares will be recognized over the weighted average requisite service period of 1.39 years and may be adjusted based on management’s future estimates of the number of performance shares that will vest based on the Company’s performance relative to its peers.

However, upon the occurrence of a change of control involving the Company, 100% of the performance grants vest and are settled in cash rather than shares of the Company’s common stock. Accordingly, the vested portion of these awards has been classified in current liabilities. Compensation expense of $1,068,110 and $0 is reflected in the consolidated statements of earnings for the three months ended January 31, 2006 and 2005, respectively. The total fair value of 9,000 restricted shares awarded to directors of $177,750 was recognized during the 2005 second quarter.

Discontinued Operations

On January 27, 2005, RESCO Steel Products Corporation (“RESCO”), a wholly-owned subsidiary of the Company, sold its reinforcing bar fabrication assets, which represented substantially all of its assets, to Rockingham Steel, Inc. (“Rockingham Steel”), a reinforcing bar fabricator located in Harrisonburg, Virginia. The agreed upon price for the assets sold by RESCO was $4.2 million. In connection with the close of operations of RESCO, the Company incurred one-time charges of $550,000 associated with the sale, representing (1) $330,000 for costs associated with termination of employees, including severance, accrued vacation, insurance and other miscellaneous benefits and (2) $220,000 for transaction costs, including legal, investment banking, accounting and other professional fees, and other miscellaneous costs of the transaction. Such costs are included in the loss from discontinued operations in the accompanying statement of earnings for the three months ended January 31, 2005. The results of RESCO are presented as discontinued operations in the accompanying consolidated statement of earnings for the three months ended January 31, 2005 and include a pre-tax loss on the sale of RESCO of $1,340,685. Cash flows from discontinued operations have been combined with cash flows from continuing operations within each of the operating, investing and financing categories.

Revenues of $4,045,515 and pre-tax loss of $1,518,263 (which includes the $1,340,685 loss on sale) related to RESCO are included in discontinued operations for the three months ended January 31, 2005.

Note 2.	Inventories of the Company are valued at the lower of cost or market. Cost is determined principally using either the first-in, first-out (“FIFO”) or cost averaging method of accounting and includes materials, costs of production and manufacturing overhead. The determination of market includes such factors as utility of goods, the ability to dispose of the goods in the ordinary course of business, physical obsolescence and changes in price levels.

Inventories include the following major classifications:

	January 31, 2006	October 31, 2005
Scrap steel	$13,817,823	$11,791,963
Melt supplies	4,012,784	4,173,109
Billets	16,393,131	15,282,590
Mill supplies	6,063,197	5,912,424
Work-in-process	9,166,586	13,112,126
Finished steel	65,807,033	60,876,286

Total inventories	$115,260,554	$111,148,498

Note 3.	Basic earnings per share and diluted earnings per share calculated in accordance with SFAS No. 128, “Earnings per Share”, are presented in the consolidated statements of earnings. Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and performance grants. No options or performance grants were antidilutive at January 31, 2006 or 2005.

Note 4.	The components of comprehensive earnings, net of taxes, are as follows:

	Three Months Ended January 31,
	2006	2005
Net earnings	$10,361,722	$9,185,874

Other comprehensive loss:
Unrealized losses on qualifying cash flow hedges:
Unrealized losses arising during period (net of tax)	(216,865)	(309,319)
Reclassification adjustments for gains realized in net earnings (net of tax)	39,805	77,530

Net unrealized losses	(177,060)	(231,789)

Unrealized losses on securities:
Unrealized holding losses arising during period (net of tax)	—	(41,611)
Reclassification adjustments for gains realized in net earnings (net of tax)	—	—

Net unrealized losses	—	(41,611)

Other comprehensive loss	(177,060)	(273,400)

Total comprehensive earnings	$10,184,662	$8,912,474

The components of accumulated other comprehensive income (loss) are as follows:

	January 31, 2006	October 31, 2005
Unrealized gains (losses) on qualifying cash flow hedges, net of taxes of ($53,525) and $59,820	$(87,330)	$89,730

Accumulated other comprehensive income (loss)	$(87,330)	$89,730

Note 5.	The Company’s business consists of one industry segment, which is the extracting of scrap metal from discarded automobiles and the manufacturing, fabricating and marketing of merchant steel bar products and specialty steel sections, open-web steel joists and billets. The industry segment consists of three classes of products—merchant steel products and specialty steel sections, fabricated bar joists and billets. Due to the January 27, 2005 sale of RESCO Steel Products Corporation, a wholly-owned reinforcing bar subsidiary, rebar sales have been excluded from the fabricated products class, as a result of discontinued operations.

Financial Information Relating to Classes of Products

	Three Months Ended January 31,
	2006	2005
Sales to unaffiliated customers:
Merchant steel and specialty steel sections	$107,269,327	$91,921,603
Fabricated bar joists	30,909,872	29,804,299
Billets	11,052,561	9,584,081

Total consolidated sales	$149,231,760	$131,309,983

Information relating to geographic areas indicates that significantly all of the consolidated sales are domestic, as foreign revenues are not material. Additionally, the company has no foreign assets.

Note 6.	Supplemental cash flow information:

	Three Months Ended January 31,
	2006	2005
Cash paid during the period for:
Interest	$580,105	$905,697

Income taxes (net of cash received)	$6,250,130	$8,486,960

Note 7.	Historically, the Company utilized interest rate swaps to manage its exposure to movements in interest rates paid on corporate debt that qualified as cash flow hedges. No interest rate swaps were in place at any time during fiscal years 2005 or 2006.

During fiscal years 2005 and 2004, the Company entered into derivative commodity instruments, of one-year or less, to minimize the exposure of price risk related to certain natural gas purchases used in the manufacturing process at its West Virginia facility. The contracts used to mitigate the price risk related to natural gas purchases are designated as effective cash flow hedges for a portion of the natural gas usage over the periods in the agreements. Unrealized gains and losses associated with marking the contracts to market are recorded as a component of other comprehensive income (loss) and included in the stockholders’ equity section of the balance sheet as part of accumulated comprehensive income (loss). These gains and losses are recognized in earnings in the month in which the related natural gas is used, or in the month a hedge is determined to be ineffective.

Note 8.	The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. Based on the Company’s current reporting structure, it has determined that it operates as three reporting units and, therefore, has assigned goodwill at the operating division level. Fair value is measured using a valuation based on market multiples, comparable transactions and discounted cash flow methodologies. The goodwill impairment test is performed annually as of May 31 or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

At fiscal year-end October 31, 2001, the Company had goodwill of $13,868,647, net of accumulated amortization of $2,328,313. The Company early adopted SFAS No. 142 on November 1, 2001 and, subsequently, discontinued goodwill amortization. The Company completed the first step of the transitional goodwill impairment test, which indicated that the Company’s goodwill was not impaired as of October 31, 2001. The Company performed annual goodwill impairment testing in each of 2004 and 2005, which indicated that the Company’s goodwill was not impaired. At least quarterly, the Company analyzes whether an event has occurred that more likely than not will reduce the reporting unit’s fair value below its carrying amount and, if necessary, a goodwill impairment test will be performed between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as operating expenses.

Note 9.	SFAS No. 143, “Accounting for Asset Retirement Obligations” requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Application of the statement encompasses an industrial landfill located on the site of the Company’s subsidiary, Shredded Products Corporation, which will operate for approximately thirty-three more years before closing.

At January 31, 2006 and October 31, 2005, the asset retirement obligation totaled $544,637 and $534,969, respectively, and is included in other non-current liabilities in the accompanying consolidated balance sheet. Accretion expense was $9,668 and $9,016 for the three months ended January 31, 2006 and 2005, respectively.

Note 10.	SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, requires disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit postretirement plans. The following table sets forth components of net periodic postretirement benefit cost for the three months ended January 31, 2006 and 2005:

	Three months ended January 31,
	2006	2005
Service cost	—	—
Interest cost	$21,164	$22,105
Expected return on plan assets	—	—
Amortization of prior service cost	(32,074)	(32,074)
Amortization of net loss	—	(2,920)

Net periodic benefit cost	$(10,910)	$(12,889)

Total cash benefit payments (net of retiree contributions) for the three-month periods ended January 31, 2006 and 2005 were $42,734 and $37,471, respectively. The remaining expected total cash benefit payments for fiscal year 2006 amounts to $128,201.

Note 11.	In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The November 1, 2005 adoption of this Statement did not have a material impact on the Company’s results of operations or financial condition.

Note 12.	In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement included in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement must be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The November 1, 2005 adoption of this Statement did not have a material impact on the Company’s results of operations or financial condition.

Note 13.	In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act)”. FSP No. FAS 109-1 clarifies that the tax deduction for manufacturers provided for in the Act should be accounted for as a special deduction rather than as a tax rate reduction. The manufacturers’ deduction became available to the Company during fiscal year 2006. The November 1, 2005 adoption of this Position did not have a material impact on the Company’s results of operations or financial condition.

Note 14.	In March 2005, FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of SFAS No. 143”, was issued. This Interpretation clarifies that the term “conditional asset retirement obligation”, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company has not determined whether adoption of this Interpretation will have a material impact on the Company’s results of operations or financial condition.

Note 15.	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its results of operations or financial condition.

Note 16.	At January 31, 2006, the Company was committed for $2,004,756 for purchases of equipment and production facilities.

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

Note 17.	The Company maintains a five-year loan agreement with its banking syndicate. The facility provides for a long-term revolving loan of up to $55,000,000 and a term loan of $30,000,000.

The loans bear interest at the Company’s option at (i) one, two, three, six or, if available, nine or twelve month LIBOR as selected by the Company, or (ii) the greater of (A) the prime rate publicly announced from time to time by the loans administrative agent, or (B) the effective federal funds rate quoted by the Federal Reserve Bank of New York plus 1/2 of 1%. The term loan requires quarterly payments of principal in the amount of $1,500,000 plus interest, and the revolving loan requires quarterly payments of interest until the fifth anniversary of the credit facility at which time the outstanding principal balance of the revolving loan must be paid in full. Effective with a $15,600,000 term loan prepayment on January 31, 2006, a new quarterly principal requirement of $460,000 has been established.

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

The Company was in compliance with the covenants of its loan agreement as of January 31, 2006.

Note 18.	On October 18, 2005, the Company and Steel Dynamics, Inc. (“SDI”) announced the execution of a definitive agreement of merger pursuant to which SDI will acquire the Company and all of its subsidiaries. The Company’s stockholders will receive a fixed consideration equal to 0.4 shares of SDI common stock and $9.75 in cash for each share of Company stock outstanding at the effective time of the merger. More information about the proposed merger between the Company and SDI is set forth in Part II, Item 5 – Other Information.

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

OVERVIEW

During our 2005 fiscal year and for the 2006 first quarter, the Company reported net earnings of $40,319,433 and $10,361,722, respectively. The steel industry as a whole continues to experience a very robust period in terms of earnings. The Company was able to increase its profit margins, from the fourth quarter 2005 into the first quarter of 2006, in a period of rapidly rising costs and pricing environment, as discussed more fully below, although lower margin product mix and increased costs caused gross margins to slide by quarter’s end, as compared to the 2005 first quarter.

The Company is a domestic steel manufacturing company. The Company, directly and through its subsidiaries, is engaged in the manufacturing, fabricating and marketing of merchant steel products, specialty steel sections, billets and open-web steel joists. Each subsidiary is either a supplier to the parent company or a purchaser of its finished product and billets. The Company sells its products through its sales force to its customers, which include service centers, original equipment manufacturers, and fabricators.

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

ECONOMIC FACTORS AND STEEL INDUSTRY TRENDS AFFECTING OPERATING RESULTS

The Company’s sales are predominantly affected by the volume of products shipped to customers, the corresponding mix of products shipped and the associated sales prices of each product. These factors can be significantly impacted by general economic conditions, industry trends and competitive pressures. The Company has limited pricing power, and in general, prices will rise or fall based on market forces. The cost of the Company’s main raw material, scrap steel, is also based on market forces.

All direct and indirect manufacturing costs relating to production are included in cost of sales. The principle elements of cost of sales are raw materials, labor and benefits (including profit sharing for production employees), and energy. The primary components of raw materials include scrap and other additives, the costs of which are demand driven, and can be affected by available supply and inflationary pressures. The steel industry initiated a number of scrap surcharges and base-price increases during the past year due to the increased cost of scrap steel. Labor and benefit costs are influenced mainly by production and shipment levels. Profit sharing expenses are related to the Company’s various plans’ contributions which represent a percentage of earnings or IRS limitations. Energy costs are associated with the Company’s utilization of both electricity and natural gas as its power sources, with electric arc furnaces using electricity and with reheat furnaces using natural gas. The arc furnaces are used in the actual melting of scrap steel (to produce billets), while the reheat furnaces are used to reheat the billets which are then rolled into a finished product. The availability of this power supply and the peak demands by the Company determine energy pricing.

INCOME STATEMENT CLASSIFICATIONS

Sales

The Company’s sales are a factor of net tons shipped, product mix and related pricing. Sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales.

Cost of Sales

The Company’s cost of sales represent all production related direct and indirect costs associated with the manufacture of our products. The principal elements of these costs are steel scrap, alloys, electrodes, labor and benefits (including profit sharing for production employees), energy, depreciation, and freight.

Other Operating Expenses (Income)

The Company’s other operating expenses are composed of four main areas. Administrative expenses consist of costs associated with our sales, finance and accounting, and administrative departments. These costs include labor and benefits, professional services, certain insurance expenses and various property taxes. Interest expense consists of interest and financing cost amortization associated with our credit facilities. Profit sharing expenses are related to the Company’s various plans’ contributions, for administrative employees, which represent a percentage of earnings or IRS limitations. Interest income relates to interest bearing accounts and investments.

The following table sets forth amounts from the consolidated statements of earnings along with the dollar and percentage change for the three-month period ended January 31, 2006 compared with January 31, 2005:

	(Unaudited) Three Months Ended January 31,
	2006	2005	$ Inc (Dec)	% Inc (Dec)
Sales	$149,231,760	$131,309,983	$17,921,777	13.6%

Costs:
Cost of sales	119,291,374	102,714,466	16,576,908	16.1%
Profit sharing	3,124,750	2,857,382	267,368	9.4%

Total costs	122,416,124	105,571,848	16,844,276	16.0%

Gross earnings	26,815,636	25,738,135	1,077,501	4.2%

Other operating expenses (income):
Administrative expenses	8,740,919	7,444,436	1,296,483	17.4%
Interest expense	757,231	851,203	(93,972)	-11.0%
Profit sharing	768,191	694,425	73,766	10.6%
Interest income	(163,179)	(21,982)	(141,197)	-642.3%

Total other operating expenses	10,103,162	8,968,082	1,135,080	12.7%

Earnings from continuing operations before income taxes	16,712,474	16,770,053	(57,579)	-0.3%
Income tax expense	6,350,752	6,658,218	(307,466)	-4.6%

Earnings from continuing operations	10,361,722	10,111,835	249,887	2.5%

Discontinued operations:
Loss from operations before income taxes	—	(1,518,263)	1,518,263	100.0%
Income tax benefit	—	(592,302)	592,302	100.0%

Loss on discontinued operations	—	(925,961)	925,961	100.0%

Net earnings	$10,361,722	$9,185,874	$1,175,848	12.8%

RESULTS OF OPERATIONS

Sales

Sales for the quarter increased by 13.6%, mainly, as a result of improvements in product mix and higher average selling prices per ton for merchant bar products of 3.4% and specialty steel sections of 9.3%. Increased tons shipped for bar products, specialty steel sections, fabricated products and billets also contributed to the sales improvement for the quarter. For the three month period, average selling prices per ton declined for fabricated products of 6.2% and for billets of 5.6%, negatively impacting sales. Improved product mix and favorable competitive conditions, within several market segments, brought higher average selling prices for specialty steel sections during the quarter. An improvement in demand within several market segments offset a softening in demand within another single segment, resulting in increased shipment levels of specialty steel products of 7.7% for the three month period. The decline in fabricated product selling prices during the quarter was caused by continued intense competition within the nonresidential construction segment, in spite of higher raw material costs. Fabricated product shipment levels increased by 13.8% for the three month period, primarily due to increased market activity. The three month improvement in merchant bar product selling prices was due mainly to strong market activity which offset a 9.4% drop in the cost of scrap steel, our main raw material. Improved demand resulted in an 11.5% increase in bar product shipments during the quarter. Billet selling prices were lower for the three months, due to reductions in scrap prices, which normally trigger changes in billet pricing. Improved demand and lower excess billet availability in the market resulted in the 22.2% increased billet shipments for the three month period.

Cost of Sales and Gross Margins

Cost of sales increased by 16.1% during the quarter, mainly, as a result of the increased tons shipped for all product classes, together with a 9.4% increase in profit sharing costs (see the discussion on profit sharing plans below) and higher energy costs, in spite of approximately 9.0% lower costs of both scrap steel and other raw materials. Repairs and maintenance expense increased from $7,595,745 to $10,148,037 for the first three months of 2005 and 2006, respectively, due to required equipment repair needs. The Company has no significant deferred maintenance and believes its facilities are operating within reasonable productive capacities. Gross earnings as a percentage of sales decreased from 19.6% to 18.0% for the three months compared, mainly, due to lower margins for billets, increased energy costs, higher unit fixed costs and reduced selling prices for fabricated products and billets, which offset higher selling prices for bar and specialty products and lower scrap steel costs.

Administrative Expenses

Administrative expenses increased 17.4% for the three month period, mainly, due to increases in executive and other management compensation of $684,331, and higher expenses for professional fees of $250,070 and insurance expense of $176,646. Administrative expenses, as a percentage of sales, dropped from 6.0% to 5.9% for the quarter, as a result of the improvement in sales.

Interest Expense

Interest expense decreased 11.0% for the three months, primarily, due to reduced average borrowings offsetting higher average interest rates. In October 2004, the Company entered into a five-year loan agreement with its banking syndicate. The facility provides for a long-term revolving loan of up to $55,000,000 and a term loan of $30,000,000.

The loans bear interest at the Company’s option at (i) one, two, three, six or, if available, nine or twelve month LIBOR as selected by the Company, or (ii) the greater of (A) the prime rate publicly announced from time to time by the loans administrative agent, or (B) the effective federal funds rate quoted by the Federal Reserve Bank of New York plus 1/2 of 1%. The term loan requires quarterly payments of principal in the amount of $1,500,000 plus interest, and the revolving loan requires quarterly payments of interest until the fifth anniversary of the credit facility at which time the outstanding principal balance of the revolving loan must be paid in full. Effective with a $15,600,000 term loan prepayment on January 31, 2006, a new quarterly principal requirement of $460,000 has been established.

Profit Sharing Expense

Contributions to various profit sharing plans are determined as a proportion of earnings before income taxes and should normally increase or decrease with earnings. During the 2006 first quarter, each of the sponsoring companies accrued benefits under their respective plans as a result of current earnings, producing an increase of 10.6% in administrative profit sharing from the 2005 levels as a result of improved profitability. Profit sharing expense included in cost of sales is applicable to plan participants who work within the production areas of the various plants.

Interest Income

Interest income increased during the period as a result of both improved interest rates and level of short-term investments.

Discontinued Operations

The January 27, 2005 sale and liquidation of RESCO Steel Products Corporation, a wholly-owned rebar subsidiary, resulted in the discontinued operations for the comparable periods. The three month period ended January 31, 2005 reflects a loss, before tax benefit, from discontinued operations of $177,578. The 2005 three month period also includes a loss of $1,340,685, representing the loss on the disposition of the subsidiary. Cash flows from discontinued operations have been combined with cash flows from continuing operations within each of the operating, investing and financing categories.

Income Taxes

The effective income tax rate was reduced from 39.75% to 38.00% for the three month period. The lower 2006 levels are mainly the result of the impact of federal jobs tax credits in the annual tax provision.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working capital as of January 31, 2006 was $150,206,544, an increase of $39,024,585 from October 31, 2005, as working capital from operations exceeded capital expenditures, dividends and changes to long-term debt. At January 31, 2006, the current ratio was 3.1 to 1 and the quick ratio was 1.3 to 1, both of which are sound indicators of ample liquidity and a healthy financial condition.

Net cash provided by (used in) operations was ($4,231,639) for the three month period ended January 31, 2006 as compared to $461,314 for the three month period ended January 31, 2005. Net cash flows related to operating assets and liabilities decreased $5,081,503, which was primarily attributable to increased accounts receivable and decreased accounts payable and other accrued expenses and accrued wages and expenses, more than offsetting decreased inventories and increased profit sharing contributions and income taxes. Net earnings improved $1,175,848.

Net cash provided by (used in) investing activities was ($1,708,557) for the three month period ended January 31, 2006 as compared to $3,050,104 for the three month period ended January 31, 2005. Expenditures for property, plant and equipment amounted to $1,730,006 and $1,174,508 for the three month periods ended January 31, 2006 and 2005, respectively. For the three month period ended January 31, 2005, net cash provided by investing activities included net proceeds of $4,206,829, from the sale of a subsidiary.

Net cash provided by (used in) financing activities was $8,575,550 for the three month period ended January 31, 2006 as compared to ($1,387,867) for the three month period ended January 31, 2005. For the three month periods ended January 31, 2006 and 2005, net cash used in financing activities included payments on long-term debt of $17,100,000 and $15,708,868, respectively, with borrowings of $25,100,000 and $19,000,000 providing cash in each period. Debt activity during both periods related partially to the Company’s revolving credit facility. With this credit facility, the loans are secured by a pledge of the outstanding stock in each of the Company’s direct and indirect subsidiaries and by a lien on the tangible and intangible property of the Company and each of its subsidiaries. The Company may prepay the loans at any time at its option, and is required to make mandatory prepayments based on certain circumstances. The loans are subject to various representations and warranties and affirmative and negative covenants, including the obligation to maintain a leverage ratio of less than or equal to 3:1, to maintain fixed charge coverage ratio greater than or equal to 1.10:1, and to limit capital expenditures on a consolidated basis to no more than $75,000,000 over the term of the credit facility. The revolving loan requires quarterly payments of interest until the fifth anniversary date of the credit facility at which time the outstanding principle balance must be paid in full. The bank overdraft of $4,777,540 was repaid in the 2005 first quarter.

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulations that are largely beyond its control. The Company believes that cash flow from operations (improving with better market conditions and corporate earnings), together with availability on the revolving credit facility, should provide the liquidity and capital resources necessary to remain competitive, fund operations, and meet required debt retirement for at least the next twelve months.

The Company was in compliance with the covenants of its loan agreement as of January 31, 2006.

At January 31, 2006, there were commitments for the purchase of property, plant and equipment totalling $2,004,756. These commitments, together with current debt maturities, will affect future working capital and liquidity, and will be financed from available cash reserves, internally generated funds and the revolving credit facility.

During the period, the ratio of debt to equity remained at 0.7 to 1, and the percentage of long-term debt to total capitalization increased to 16.9%, as long-term debt and capital lease obligation increased to $43,227,434. Stockholders’ equity increased to $203,608,965, mainly as a result of net earnings of $10,361,722 exceeding dividends of $1,248,544.

Management is of the opinion that adoption of the Clean Air Act Amendments or any other environmental concerns will not have a materially adverse effect on the Company’s operations, capital resources or liquidity. Applicable additional future capital expenditures are presently estimated to be less than $17,000,000 and will be completed and funded, as the Company’s financial resources permit.

The following table sets forth the Company’s contractual obligations at January 31, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Long-Term Debt	$43,043,144	$1,840,000	$3,680,000	$37,523,144	—
Interest on Long-Term Debt (1)	13,042,000	3,090,000	5,835,000	4,117,000	—
Capital Lease Obligations	184,290	20,911	45,221	50,167	$67,991
Operating Leases Obligations	5,180,372	1,688,496	2,231,033	1,260,843	—
Purchase Obligations	2,004,756	2,004,756	—	—	—
Payments Under Derivative Commodity Instruments (2)	200,000	200,000	—	—	—
Other Long-Term Liabilities	3,109,217	400,000	565,000	675,000	1,469,217

Total	$66,763,779	$9,244,163	$12,356,254	$43,626,154	$1,537,208

(1)	Reflects estimated future interest payments through the scheduled maturity date based on average borrowing rates, outstanding debt balances, and scheduled principal payments as of January 31, 2006.
(2)	Reflects the maximum amount that the Company might incur under these instruments.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with U. S. generally accepted accounting principles. Estimates and assumptions are made, during the preparation of these financial statements that affect the amounts reported. Periodically, the Company evaluates its estimates, including those related to contracts, warranties (if any), taxes, insurance and environment. Under different assumptions and conditions, actual costs may vary from these estimates. The Company’s senior management has reviewed these critical accounting policies and estimates with the audit committee.

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

Impairments of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated during the life of those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

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

Revenue Recognition - Revenue is recognized when title transfers upon shipment. Additionally, revenue is recognized on certain fabricated products sold pursuant to construction contracts utilizing the percentage-of-completion method. Percentage of completion is measured principally based on steel consumed on finished product as a percentage of the estimated steel required for each contract. The Company recognizes profit at the time revenue is recognized, based on its estimates as to the project status and the costs remaining to complete a particular project. If actual consumption exceeds estimated consumption, then the percentage-of-completion method is adjusted to prorate revenue up to the amount allowed by the contract.

Contingencies - Compliance with environmental laws and regulations established by federal, state and local authorities may subject the Company to additional costs. The Company believes it is in compliance with such laws and regulations based on currently available facts and present laws and regulations.

Recently Adopted and Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The November 1, 2005 adoption of this Statement did not have a material impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement included in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement must be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The November 1, 2005 adoption of this Statement did not have a material impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act)”. FSP No. FAS 109-1 clarifies that the tax deduction for manufacturers provided for in the Act should be accounted for as a special deduction rather than as a tax rate reduction. The manufacturers’ deduction became available to the Company during fiscal year 2006. The November 1, 2005 adoption of this Position did not have a material impact on the Company’s results of operations or financial condition.

In March 2005, FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS No. 143”, was issued. This Interpretation clarifies that the term “conditional asset retirement obligation”, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company has not determined whether adoption of this Interpretation will have a material impact on the Company’s results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company had no material outstanding derivative financial instruments, other financial instruments or derivative commodity instruments at January 31, 2006, although the Company does engage in transactions involving derivative instruments from time to time as appropriate, and as of January 31, 2006, did have in place several short-term derivative commodity instruments to minimize the Company’s exposure to natural gas purchases used in the manufacturing process at the Huntington, West Virginia facility. A further discussion of the Company’s use of derivative instruments is described in Note 7 to the Notes to Consolidated Financial Statements included in this 10-Q filing.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2006, the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2006.

Changes in Internal Controls Over Financial Reporting.

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) of the Exchange Act) occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 5. Other Information

On October 18, 2005, the Company and Steel Dynamics, Inc. (“SDI”) announced the execution of a definitive agreement of merger pursuant to which SDI will acquire the Company and all of its subsidiaries. The Company’s stockholders will receive a fixed consideration equal to 0.4 shares of SDI common stock and $9.75 in cash for each share of Company stock outstanding at the effective time of the merger. A special meeting of the Company’s stockholders to consider and vote on the proposed merger will be held at 11:00 am, local time, on Tuesday, April 11, 2006, in the auditorium of the American Electric Power Company Building, 40 Franklin Street, SW, Roanoke, Virginia. Stockholders as of the close of business on January 31, 2006, will receive notice of, and will be entitled to vote at, the special meeting, and any adjournments of the meeting. Proxy materials for the special meeting will begin to be distributed to the Company’s stockholders on or about March 8, 2006.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits.

The exhibits, listed on the accompanying Exhibit Index, following the signature page are filed as part of, and incorporated by reference into, this report.

b. Reports on Form 8-K.

Form 8-K filed November 21, 2005, filing under Items 1.02, 5.03 and 9.01 announcements of the termination of a material definitive agreement applicable to the amended and restated Directors’ Retirement Plan, and changes to the Company’s amended and restated Bylaws applicable to stockholders’ voting provisions.

Form 8-K filed January 4, 2006, furnishing under Items 2.02 and 9.01 a news release announcing financial results for the quarter and year ended October 31, 2005.

Form 8-K (amended) filed January 11, 2006, filing under Item 9.01 an exhibit, omitted from the October 24, 2005 Form 8-K, pertaining to amended employment continuity agreement of one of the Company’s executive officers.

Items 1, 1A, 2, 3 and 4 are omitted because the information required by these items is not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2006	ROANOKE ELECTRIC STEEL CORPORATION

	By:	/s/ Donald G. Smith
Donald G. Smith, Chairman, Treasurer and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark G. Meikle
Mark G. Meikle, Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement of Merger and Reorganization, dated October 17, 2005, by and among Steel Dynamics, Inc., RS Acquisition Corporation and Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 2.1 to the Current Report filed October 24, 2005 (file number 0-2389))

3.1	Articles of Incorporation, as amended, of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (file number 0-2389))

3.2	Amended and Restated Bylaws of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 3(ii).1 to the Current Report on Form 8-K filed November 21, 2005 (file number 0-2389))

4.1	Form of certificate representing common stock of Roanoke Electric Steel Corporation (incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-25299, on Form S-8, filed with the Commission on April 16, 1997)

4.2	Credit Agreement dated October 4, 2004 among Roanoke Electric Steel Corporation, the lender parties thereto, and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (file number 0-2389))

10.1*	Roanoke Electric Steel Corporation Executive Officer Incentive Arrangement (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (file number 0-2389))

10.2*	Roanoke Electric Steel Corporation Employees’ Stock Option Plan (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K for the fiscal year ended October 31, 1998 (file number 0-2389))

10.3*	Amendment No. 4 to the Roanoke Electric Steel Corporation Employees’ Stock Option Plan (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (file number 0-2389))

10.4*	Roanoke Electric Steel Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 3, 2005 (file number 0-2389))

10.5*	Form of Performance Grant Agreement for one, two, and three-year performance grants under the Roanoke Electric Steel Corporation 2005 Stock Incentive Plan and dated January 28, 2005 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 (file number 0-2389))

10.6*	Form of Restricted Stock Agreement for outside directors under the Roanoke Electric Steel Corporation 2005 Stock Incentive Plan dated January 28, 2005 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 (file number 0-2389))

10.7*	Roanoke Electric Steel Corporation Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (file number 0-2389))

10.8*	Roanoke Electric Steel Corporation Amended and Restated Directors’ Retirement Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 3, 2005 (file number 0-2389))

10.9*	Roanoke Electric Steel Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 3, 2005 (file number 0-2389))

10.10*	Executive Employment Continuity Agreement dated February 18, 2005 with Donald G. Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.11*	Executive Employment Continuity Agreement dated February 18, 2005 with T. Joe Crawford (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.12*	Executive Employment Continuity Agreement dated February 18, 2005 with Timothy R. Duke (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.13*	Executive Employment Continuity Agreement dated February 18, 2005 with Donald R. Higgins (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.14*	Executive Employment Continuity Agreement dated February 18, 2005 with Mark G. Meikle (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.15*	Executive Employment Continuity Agreement dated February 18, 2005 with William M. Watson, Jr. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 18, 2005 (file number 0-2389))

10.16*	Amendment to Executive Employment Continuity Agreement dated as of October 17, 2005, with Donald G. Smith (incorporated by reference to Exhibit 10.1 to the Current Report filed October 24, 2005 (file number 0-2389))

10.17*	Amendment to Executive Employment Continuity Agreement dated as of October 17, 2005, with Donald R. Higgins (incorporated by reference to Exhibit 10.2 to the Current Report filed October 24, 2005 (file number 0-2389))

10.18*	Amendment to Executive Employment Continuity Agreement dated as of October 17, 2005, with Mark G. Meikle (incorporated by reference to Exhibit 10.3 to the Current Report filed October 24, 2005, and amended January 11, 2006 (file number 0-2389))

10.19*	Amendment to Executive Employment Continuity Agreement dated as of October 17, 2005, with William M. Watson, Jr. (incorporated by reference to Exhibit 10.4 to the Current Report filed October 24, 2005 (file number 0-2389))

10.20*	Collective Bargaining Agreement dated June 10, 2002 by and between SWVA, Inc. and the United Steelworkers of America, AFL-CIO (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (file number 0-2389))

10.21*	SWVA, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for fiscal year ended October 31, 2005 (file number 0-2389))

31.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of the principal executive officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.2	Certification of the principal financial officer of Roanoke Electric Steel Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

*	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.